Form 10KSB
period 2003-12-31
INNER SYSTEMS INC
filed 2004-04-14
CIK 1271551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark one)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the fiscal year ended DECEMBER 31, 2003
                                   -----------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                           Commission File No. 0-50490

                               INNER SYSTEMS, INC.
                               -------------------
                 (Name of small business issuer in its charter)

                 NEW YORK                                  65-0037085
      -------------------------------                      ----------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

          1895 BYRD DRIVE, EAST MEADOW, NY                   11554
      ----------------------------------------             ----------
      (Address of principal executive offices)             (Zip Code)

Issuer's telephone number:  (516) 794-2179

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:  COMMON STOCK

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES        NO  X
                                   ---       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues for its most recent fiscal year:  $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified period within the past 60 days. Not determinable since the Company's common stock is not traded.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, $0.001 par value per share, as of March 30, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format (check one):  YES        NO  X
                                                                ---       ---

                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2003

ITEM                                                                        PAGE
____                                                                        ____


PART I

1.    Description of Business .................................................1

2.    Description of Property .................................................7

3.    Legal Proceedings .......................................................7

4.    Submission of Matters to a Vote of Security Holders .....................7


PART II

5.    Market for Common Equity and Related Stockholder Matters ................7

6.    Management's Discussion and Analysis or Plan of Operation ...............8

7.    Financial Statements ...........................................F-1 - F-11

8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...............................................10

8A.   Controls and Procedures ................................................10


PART III

9.    Directors, Executive Officers, Promoters and Control Persons;
      Compliance with Section 16(a) of the Exchange Act ......................10

10.   Executive Compensation .................................................11

11.   Security Ownership of Certain Beneficial Owners and
      Management and Related Stockholder Matters .............................11

12.   Certain Relationships and Related Transactions .........................12

13.   Exhibits and Reports on Form 8-K .......................................12

14.   Principal Accountant Fees and Services .................................12

Signatures ...................................................................13

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION AND BACKGROUND

         The Company was incorporated under the laws of the State of New York on September 16, 1997. On August 7, 1998, Inner System Industries, Inc., a Texas corporation and the owner and operator of a food service and vending machine business, was merged with and into the Company. Thereafter, we owned and operated a food cafeteria, catering business and vending machine business from offices located in Commack, New York.

         On May 21, 1999, the Company filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York. We continued to operate our business as a debtor-in-possession. However, on or about August 25, 1999, we sold our assets to Culinart, Inc. Then, on August 9, 2000, the Bankruptcy Court approved our plan of reorganization. The Plan stipulated payments of $395,000, the net proceeds from the sale of the assets, and the issuance of 1,000,000 shares to the holders of various claims. The interests of the pre-petition shareholders were extinguished and the 3,198,948 shares of common stock issued to the pre-petition shareholders were cancelled.

         While the Plan stipulated payments of $395,000 from the net proceeds from the sale of our assets, approximately $196,000 was not paid as of the plan confirmation date. These claims were to be paid by Culinart, Inc. the purchaser of our assets. We cannot confirm whether the payments to be made by Culinart have or have not been made.

         Of the 1,000,000 shares newly issued, John M. Sharpe, Jr., a key employee of the Company during the bankruptcy proceeding, received 735,000 shares (or 73.5% of the issued and outstanding shares) in full satisfaction and discharge of an allowed administrative claim. In authorizing the issuance of these shares, the Bankruptcy Court noted that Mr. Sharpe intended to use his over 20-year background in the tax and audit profession to obtain a partner interested in a reverse merger with us, which would provide a benefit to the shareholders of the public shell corporation that would exist upon confirmation of the proposed plan.

         The Company is currently attempting to do exactly that. We are currently seeking to effect a business combination with an acquired business which we believe may have significant growth potential. We do not anticipate engaging in any substantive commercial business other than a business combination. We have no current plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company and have not identified any company for investigation or evaluation.

GENERALLY

         Our strategy is to seek, investigate and, if such investigation warrants, merge or combine with or acquire an interest in one or more businesses or properties or otherwise pursue opportunities for the purpose of enhancing shareholder value. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. We will not restrict our search to any specific business, industry, or geographical location and may participate in a business venture of virtually any kind or nature. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity.

POTENTIAL CANDIDATE

         At the present time, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition.

         We believe that there are business entities seeking the perceived benefits of being a publicly registered corporation. However, a company may want to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with a company that is already publicly registered.

         The various reasons why an entity would wish to become a public company, include:

         o the ability to use registered securities as currency in acquisitions of assets or businesses;

         o  increased visibility in the financial community;

         o  the facilitation of borrowing from financial institutions;

         o  increased liquidity to investors;

         o  greater ease in raising capital; and

         o compensation of key employees through various types of equity incentives;

         We believe that the sought after business opportunity will likely be:

         o a business entity with the goal of becoming a public company in order to use registered securities for the acquisition of assets or businesses;

         o a company which is unable to find an underwriter for its securities, either at all or on terms acceptable to it;

         o a company that wishes to become public with less dilution of its common stock than would occur upon an underwriting;

         o a company that believes that it will be able to obtain investment capital on more favourable terms after it has become public; or

         o a foreign company that wishes to make an initial entry into the United States securities markets.

         We will not restrict our search to any specific kind of business entity, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, or may already have capital but desires to have its shares publicly traded.

         We do not intend to restrict our search for business opportunities to any particular geographical area or industry, and may, therefore, ultimately engage in essentially any business. Management's discretion in the selection of business opportunities is unrestricted but subject to the availability of such opportunities, economic conditions, and other factors.

         It is anticipated that we will not be able to diversify, but will essentially be limited to one such venture because of our lack of funds. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another.

         We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or perhaps longer. No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

SELECTION PROCESS

         We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky.

         We anticipate that business opportunities will come to our attention from various sources, including other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We have no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for us.

         The analysis of new business opportunities will be undertaken by, or under the supervision of our President, John Sharpe. Outside consultants or advisors may be utilized to assist in the search for qualified target companies. If we do retain such an outside consultant or advisor, any fee earned by such person will need to be paid in stock and not cash or will need to be assumed by a third party or the target company, as we have limited cash assets with which to pay such obligation. Since management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.

         To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. We will be dependent upon the owners of a business opportunity to identify any such factors and to implement, or be primarily responsible for the implementation of, the integration. Because we may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

         We anticipate that we will consider, among other things, the following factors:

         o Operating history as well as potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

         o Perception of how any particular business opportunity will be received by the investment community and by our stockholders;

         o Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 of the Exchange Act.

         o Capital requirements and anticipated availability of required funds, to be provided through the sale of additional securities, through joint ventures or similar arrangements, or from other sources or generated from operators;

         o  The extent to which the business opportunity can be advanced;

         o Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

         o Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

         o The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items; and

         o The cost of participation by us as compared to the perceived tangible and intangible values and potential.

         Not one of the factors described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of our limited available capital for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

         Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity. These materials should generally contain such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 75 days following completion of a merger transaction; and other information deemed relevant.

         As part of our investigation, we may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

STRUCTURING THE BUSINESS COMBINATION

         It is impossible to predict the manner in which we may participate in a business opportunity. In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. While the terms of a business transaction to which may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition as a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

         Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a "tax free" reorganization depends upon whether the stockholders of the acquired company receive a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, our current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were our stockholders prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the company by the current officers, directors and principal shareholders. In all probability, upon completion of an acquisition or merger, there will be a change in control through issuance of substantially more shares of common stock.

         With respect to any merger or acquisition negotiations with a target company, management expects to focus on the percentage ownership which target company shareholders would acquire in exchange for their shareholdings in the target company. This will depend upon, among other things, the assets and liabilities of the target as compared to the assets and liabilities of our company. In light of the fact that we have no assets, aside from the public vehicle, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in the company following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders at such time.

         We will not acquire or merge with any entity that cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to the reporting requirements included in the Securities Exchange Act of 1934 (the "Exchange Act"). Included in these requirements is the duty to file audited financial statements as part of or within 60 days following a Form 8-K to be filed with the U.S. Securities and Exchange Commission ("SEC") upon consummation of a merger or acquisition, as well as audited financial statements included in its annual report on Form 10-KSB. If such audited financial statements are not available at closing, or within time parameters necessary to ensure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at our discretion.

         It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in our securities may have a depressive effect upon such market.

         As a general matter, we anticipate that the Company and/or our officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

         We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, and will include miscellaneous other terms.

         It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable.

         It is emphasized that we may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of our securities should not anticipate that we will necessarily furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

COMPETITION

         We expect to encounter substantial competition in our efforts to locate attractive business opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities and other persons have significantly greater financial and personnel resources and technical expertise than us. As a result of our combined limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

EMPLOYEES

         We have no employees.

ITEM 2.  DESCRIPTION OF PROPERTY

         Through an oral agreement with our President our offices are located at 1895 Byrd Drive, East Meadow, New York 11554. There has been no rental charge to us for office space, equipment rental or phone usage as the usage has been minimal. We do not anticipate acquiring separate office facilities until such time we complete a merger, acquisition or other business combination.

         We currently have no investments in real estate, real estate mortgages, or real estate securities, and do not anticipate making any such investments in the future. However, our policy with respect to investment in real estate assets could be changed in the future without a vote of security holders.

ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate, and no owner of record or beneficial owner of more than 5% of the common stock, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our shareholders during the fiscal year ended December 31, 2003.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of the date of this registration, there are 124 holders of record of our common stock. Our common stock was approved for listing on the Pink Sheets with a trading symbol of ISYS. To date, there has been a very limited trading market for our common stock.

         Currently, our stock is subject to the Penny Stock regulations that might have an impact on our market. Broker-dealer practices in connection with transactions in penny stocks are regulated by certain penny stock rules adopted by the SEC. Among other things, penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may make it more difficult for broker-dealers to sell our common stock and, consequently, more difficult for our shareholders to sell their securities in the secondary trading market.

         Because a very limited trading market exists for our securities, there is no assurance that a regular trading market will develop or if developed will be sustained. A shareholder in all likelihood, therefore, will not be able to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

         There are no restrictions on the payment of dividends. We have paid no dividends and intend to retain all future earnings, if any, for use in the development and operation of our business and do not anticipate paying cash dividends on our stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

         In the year ended December 31, 2003, we financed operations with an increase in accrued expenses of $27,588. On April 8, 2004, the Company issued a 6% demand note payable in the amount of $31,000. These funds were utilized to satisfy substantially all of the accrued expenses reflected on the Company's balance sheet at December 31, 2003, and the balance will be used for working capital purposes. We are seeking to acquire business entities that will generate cash from operations.

         For the fiscal year ending December 31, 2004, we anticipate incurring a loss as a result of continued expenses associated with compliance with the reporting requirements of the Exchange Act, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

PLAN OF OPERATIONS AND NEED FOR ADDITIONAL FINANCING

         During the fiscal year ending December 31, 2004, we plan to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. We also plan to file all required periodic reports and to maintain our status as a fully-reporting company under the Exchange Act. In order to proceed with its plans for the next year, it is anticipated that we will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Exchange Act as well as any costs we may incur in seeking business opportunities.

         No specific commitments to provide additional funds have been made by management, the principal stockholders or other stockholders, and we have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover our expenses. Notwithstanding the foregoing, to the extent that additional funds are required, we anticipate receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering. As a result, our auditors have indicated in their Independent Auditors' Report, that these conditions raise substantial doubt about our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

     Use of Estimates

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things, inventory obsolescence, goodwill valuation, retail inventory method, legal liability, product warranty, depreciation, employee benefits, taxes, and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Financial Statements in the period they are determined to be necessary.

ITEM 7.  FINANCIAL STATEMENTS

                               INNER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                    FOR THE PERIOD AUGUST 9, 2000 (INCEPTION)
                            THROUGH DECEMBER 31, 2003


                                    CONTENTS


                                                                       Page
                                                                       ----

INDEPENDENT AUDITORS' REPORT ...........................................F-2


FINANCIAL STATEMENTS

  Balance Sheets .......................................................F-3

  Statements of Operations .............................................F-4

  Statement of Stockholders' Deficiency ................................F-5

  Statements of Cash Flows .............................................F-6


NOTES TO FINANCIAL STATEMENTS ........................................F-7-F-11

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Inner Systems, Inc.

We have audited the accompanying balance sheets of Inner Systems, Inc. (a development stage company) as of December 31, 2003 and 2002, and the related statements of operations and stockholders' deficiency and cash flows for the years then ended and for period August 9, 2000 (Inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inner Systems, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended and for the period August 9, 2000 (Inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company and has not yet begun operations nor have they begun to implement their business plan. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any disclosures that might result from the outcome of this uncertainty.


April 8, 2004
Woodbury, NY

                               INNER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

ASSETS
                                                                December 31,
                                                            -------------------
                                                              2003       2002
                                                            --------   --------

CURRENT ASSETS ...........................................  $     --   $     --
                                                            --------   --------

          TOTAL ASSETS ...................................  $     --   $     --
                                                            ========   ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

   Accrued expenses ......................................  $ 27,588   $     --
                                                            --------   --------

          TOTAL LIABILITIES ..............................    27,588         --
                                                            --------   --------

CONTINGENCIES

STOCKHOLDERS' DEFICIENCY

   Preferred stock, par value $0.001; 5,000,000 shares
    authorized, no shares issued and outstanding .........        --         --

   Common stock, par value $0.001; 20,000,000 shares
    authorized, 1,000,000 shares issued and outstanding ..     1,000      1,000

   Additional paid in capital ............................     9,000      9,000

   Deficit accumulated during the development stage ......   (37,588)   (10,000)
                                                            --------   --------

          TOTAL STOCKHOLDERS' DEFICIENCY .................   (27,588)        --
                                                            --------   --------

          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY .  $     --    $    --
                                                            ========   ========


   The accompanying notes are an integral part of these financial statements.

                               INNER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS


                                                               Cumulative from
                                           Year Ended           August 9, 2000
                                          December 31,          (Inception) to
                                    ------------------------     December 31,
                                       2003          2002            2003
                                    -----------   ----------   -----------------

NET SALES ......................... $        --   $       --       $     --


GENERAL AND ADMINISTRATIVE

   EXPENSES .......................      27,588           --         27,588

IMPAIRMENT OF REORGANIZATION VALUE           --           --         10,000
                                    -----------   ----------       --------

          NET LOSS ................ $   (27,588)  $       --       $(37,588)
                                    ===========   ==========       ========

PER SHARE INFORMATION

   Basic and diluted, net loss per
     share ........................      (0.03)           --
                                    ===========   ==========

   Basic and diluted, weighted
     shares outstanding ...........   1,000,000    1,000,000
                                    ===========   ==========


   The accompanying notes are an integral part of these financial statements.

                                              INNER SYSTEMS, INC.
                                         (A DEVELOPMENT STAGE COMPANY)

                                     STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                                                     Deficit
                                                                                    Accumulated
                                                 Common Stock         Additional    During the
                                           ----------------------       Paid In     Development
                                             Shares        Amount       Capital       Stage            Total
                                           ---------       ------     ----------    -----------      --------
BALANCE - August 9, 2000 ...........       1,000,000       $1,000       $9,000       $     --        $ 10,000

    Net loss .......................              --           --           --        (10,000)        (10,000)
                                           ---------       ------       ------       --------        --------

BALANCE - December 31, 2001 ........       1,000,000        1,000        9,000        (10,000)             --

    Net loss .......................              --           --           --             --              --
                                           ---------       ------       ------       --------        --------

BALANCE - December 31, 2002 ........       1,000,000        1,000        9,000        (10,000)             --


    Net loss .......................              --           --           --        (27,588)        (27,588)
                                           ---------       ------       ------       --------        --------

BALANCE - December 31, 2003 ........       1,000,000       $1,000       $9,000       $(37,588)       $(27,588)
                                           =========       ======       ======       ========        ========


                  The accompanying notes are an integral part of these financial statements.

                                                      F-5

                               INNER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                               Cumulative from
                                           Year Ended           August 9, 2000
                                          December 31,          (Inception) to
                                    ------------------------     December 31,
                                       2003          2002            2003
                                    -----------   ----------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss .......................... $ (27,588)    $    --         $(37,588)

   Adjustments to reconcile net loss
    to net cash from operating
    activities:
     Impairment of reorganization
       value .......................        --          --           10,000

   Changes in operating liabilities:

     Accrued expenses ..............    27,588          --           27,588
                                     ---------     -------         --------

           NET CASH FROM OPERATING
             ACTIVITIES ............        --          --               --
                                     ---------     -------         --------



CASH FLOWS FROM INVESTING ACTIVITIES        --          --               --
                                     ---------     -------         --------


CASH FLOWS FROM FINANCING ACTIVITIES        --          --               --
                                     ---------     -------         --------


          NET INCREASE IN CASH .....        --          --               --


CASH - Beginning ...................        --          --               --
                                     ---------     -------         --------


CASH - Ending ...................... $      --     $    --         $     --
                                     =========     =======         ========


   The accompanying notes are an integral part of these financial statements.

                               INNER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           NOTES FINANCIAL STATEMENTS


NOTE 1 - FORMATION, NATURE OF BUSINESS AND GOING CONCERN

Inner Systems, Inc. (the "Company"), a New York company, was organized in May 1997. The Company was in the business of providing concession services. On May 21, 1999, the Company filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States of Bankruptcy Code. The petition was filed in the United States Bankruptcy Court for the Eastern District of New York and its plan of reorganization was confirmed on August 9, 2000 ("Inception" date).

Pursuant to the plan of reorganization, the Company sold its operations to an unrelated third party. Effective August 9, 2000, the Company is in the development stage and is seeking to raise capital to fund possible acquisitions. The Company is actively searching for acquisition targets. As of April 8, 2004, the Company had not identified any such targets.

The Company has not commenced principal operations as of December 31, 2003 and there is no assurance that the Company will have the ability to carry out its business plan without raising sufficient debt or equity financing. On April 8, 2004, the Company raised $31,000 from debt financing (Note 4); additional funds will be necessary. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that they will be successful. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any disclosures that might be necessary should the Company be unable to continue as a going concern.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

STOCK BASED COMPENSATION

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide an alternative method of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting polices of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net loss and loss per share in annual and interim financial statements.

                               INNER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           NOTES FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued

STOCK BASED COMPENSATION, continued

While the statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123, or the intrinsic value method of APB Opinion No. 25. The Company will account for stock based compensation if and when they issue any options or other contracts to issues common stock, according to APB Opinion No. 25. As of December 31, 2003 the Company had not issued any options or entered into any other contracts to issue common stock. Accordingly the adoption of SFAS No. 148 did not have a material impact on net loss or pro forma net loss applying the fair value method.

INCOME TAXES

The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

At December 31, 2003, the Company has net operating loss carry forwards of approximately $38,000, which expire through 2023. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited. Based on this and the fact that the Company has not generated any taxable income through December 31, 2003, the deferred tax asset of approximately $13,000 has been offset by a valuation allowance of $13,000.

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               INNER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           NOTES FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued

LOSS PER SHARE

The Company adopted the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. During the period August 9, 2000 (Inception) through December 31, 2003, no options or other contracts to issue common stock were issued or entered into. Accordingly, basic and diluted earnings per share are identical.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002; the disclosure requirements were effective for interim and annual periods ending after December 15, 2002. Adoption of FIN 45 did not have a material impact on the Company's financial position or results of operations.

In January 2003 and revised in December 2003, the FASB issued interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2004. The adoption of FIN 46 is not expected to have a material impact on the Company's financial position or results of operation.

                               INNER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           NOTES FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES, continued

NEW ACCOUNTING PRONOUNCEMENTS, continued

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an entity that issues financial instruments (or may be required under the terms of a financial instrument to issue its equity shares) classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The Company implemented this standard on July 1, 2003 and it did not have a material effect on the Company's financial position.


NOTE 3 - BANKRUPTCY PROCEEDINGS

On August 9, 2000 (as amended on August 9, 2001), the United States Bankruptcy Court of the Eastern District of New York (the "Court") confirmed the Company's plan of reorganization (the "Plan") and all debts of the Company that arose before the confirmation of the Plan were discharged.

The Plan ratified the approval of an Asset Purchase Agreement (the "Agreement") between the Company and Culinart, Inc. ("Culinart"). Under the Agreement, Culinart is required to make certain payments (the "Culinart Payments") to the bankruptcy estate through September 2003.

The Plan contained six classes of creditors of which approximately $196,000 were not paid as of the Plan confirmation date. Such claims were to be paid by the Culinart Payments. The Company cannot confirm whether the Culinart Payments have or have not been paid. If the Culinart payments were not made, the Court may deem the Company in default under the terms of the Plan. The Court retained exclusive jurisdiction to deal with items arising from the Plan, including defaults under the Plan. In order for a creditor to proceed on a default, the creditor would have to reopen the case. Management believes that if the Culinart Payments were not made, then Culinart or the disbursing agent under the Plan not the Company would be responsible for defaults occurring under the Plan. In addition Management believes that with the passage of time, the likelihood of relief in favor of a creditor as a result of the Company's default, if any, under the Plan diminishes. However there can be no assurances that the Company will not be deemed in default of the Plan nor that the maximum liability would be capped at $196,000.

                               INNER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           NOTES FINANCIAL STATEMENTS


NOTE 3 - BANKRUPTCY PROCEEDINGS, continued

The Plan stipulated the issuance of 1,000,000 shares of a new class of common stock to be paid and issued to certain secured, administrative and unsecured creditors. In addition, the interests of the existing stockholders were extinguished and 3,198,948 shares of common stock were cancelled. A total of 1,000,000 shares of new common stock were issued on August 9, 2000 out of which 735,000 shares were issued to one administrative creditor, 65,000 shares were issued to a second administrative creditor and the remaining shares were issued to the holders of unsecured non-priority claims.

It was determined that the Company's reorganization value computed immediately before August 9, 2000, the date of plan confirmation, was $10,000. At December 31, 2000, it was determined that the reorganization value was completely impaired and accordingly written down to zero, which is representative of its fair value.

The Company adopted fresh start reporting because holders of the existing voting shares immediately before filing and confirmation of the plan received less than 50% of the voting shares of the emerging entity. There were no remaining bankruptcy liabilities at August 9, 2000.


NOTE 4 - SUBSEQUENT EVENT

On April 8, 2004, the Company issued a 6% demand note payable in the amount of $31,000. These funds were utilized to satisfy substantially all of the accrued expenses reflected on the Company's balance sheet at December 31, 2003, and the balance will be used for working capital purposes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES

         As of the end of the period covered by this Report, management carried out an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act). Based on the foregoing, our chief executive officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors, executive officers and key employees of the Company are:

         NAME                        AGE       POSITION

         John M. Sharpe, Jr.         51        President, CEO, CFO and Director

         John M. Sharpe, 51, is the President and sole Director of the Company. In addition, Mr. Sharpe is currently Chief Financial Officer of The Landtek Group, Inc. and has been since 2000. From 1997 through 2000, Mr. Sharpe was also a Director of Finance for the Company during the pendency of its reorganization pursuant to Chapter 11 of the Bankruptcy Code and the United States Bankruptcy Court for the Eastern District of New York. Prior to that, from 1994 to 1997, Mr. Sharpe was the Chief Financial Officer of Executive Plan Design, a privately held full service brokerage firm. Mr. Sharpe will devote very little time to our affairs, generally less than 20 hours per month.

         Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting and until their successors are elected and qualified. All Executive Officers serve at the discretion of the Board of Directors.

         Directors, officers, and beneficial owners of more than 10% of our Common Stock are required to file reports of ownership as required by Section 16(a) of the Exchange Act. John Sharpe, our sole officer, director and shareholder, filed these reports late.

AUDIT COMMITTEE

         We do not have an independent Audit Committee of our Board of Directors or Audit Committee Financial Expert. Given that the Company does not currently have any operations and has only one director, it is unfeasible for us to implement an independent Audit Committee or to include an "audit committee financial expert" as a member of such a committee. Concurrent with the completion of a transaction with another company, we intend to appoint additional independent directors of the Company to serve as our audit committee, including an "audit committee financial expert". We believe that under rules adopted by the SEC to implement provisions of The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"), it is not required to comply with the requirements relating to the appointment of an Audit Committee of our Board of Directors and conforming with the enumerated standards and guidelines because we are not a "Listed Company" as defined therein.

CODE OF ETHICS

         The Company has not implemented a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or other persons performing similar functions because it does not have any operations or full-time employees. Prior to the completion of a transaction with another company, we intend to implement an appropriate Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION

         No Director or Executive Officer of the Company received any cash compensation during the fiscal year ended December 31, 2003. John Sharpe spends part time on the business of the Company.

         All members of the Company's Board of Directors, whether officers of the Company or not, may receive an amount yet to be determined annually for their participation in meetings of the Board and will be required to attend a minimum of four meetings per fiscal year. The Company reimburses all expenses for meeting attendance or out of pocket expenses connected directly with their Board participation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         As of March 30, 2004, we had 1,000,000 shares of Common Stock issued and outstanding. The following table sets forth, as of March 30, 2004, the beneficial ownership of our outstanding shares of common stock by (1) the only persons who own of record or are known to own, beneficially, more than 5% of our Common Stock; (2) each director and executive officer of the Company; and (3) all directors and officers as a group.

         NAME                                      NO. OF SHARES    PERCENT
         ----                                      -------------    -------

         John M. Sharpe, Jr. ......................   762,291        76.2%

         Pryor & Mandelup .........................    65,000         6.5%

         All directors and officers as a group ....   762,291        76.2%

         We currently are not a party to any agreement that would result in a change in control of the Company. However, we do anticipate that in connection with the effectuation of our business plan and the acquisition of a business opportunity, there will be a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 Exhibit No. Description
 ----------- -----------
    3.1      Certificate of Incorporation of the Registrant (1)

    3.2      By-Laws of the Registrant (1)

   31.1      Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

   32.1      Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
 --------
 (1) Incorporated by reference to Form 10-SB filed with the U.S. Securities and Exchange Commission on December 3, 2003.


(b) Form 8-K

         None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Marcum and Kliegman LLP has served as the Company's Certified Public Accountants since the year 2003. Audit fees billed for the year ended December 31, 2002 were $12,500. Audit fees for the year ended December 31, 2003 total $7,500. There were no other services rendered by Marcum and Kliegman LLP during 2003.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INNER SYSTEMS, INC.


Date:  April 14, 2004                   By: /s/ John M. Sharpe, Jr.
                                            ------------------------------
                                            John M. Sharpe, Jr., President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


 SIGNATURE                        TITLE                           DATE

 /s/ John M. Sharpe, Jr.          President/Principal             April 14, 2004
 -----------------------          Executive and Director
 JOHN M. SHARPE, JR.