Form 10QSB
period 2004-03-31
INNER SYSTEMS INC
filed 2004-05-24
CIK 1271551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark one)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2004
                                        --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________.


                         Commission file number 0-50490
                                                -------

                               INNER SYSTEMS, INC.
                               -------------------
              (Exact name of small business issuer in its charter)

                    New York                                65-0037085
         -------------------------------               -------------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)

                     1895 Byrd Drive, East Meadow, NY 11554
                     --------------------------------------
                    (Address of principal executive offices)

                                 (516) 794-2179
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES     X          NO
                            ---------         ---------

         The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of May 17, 2004, is 1,000,000.

Transitional Small Business Disclosure Format (check one):

                        YES                NO     X
                            ---------         ---------

                          PART I. FINANCIAL INFORMATION

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                                         CONDENSED BALANCE SHEET
                                                                     (unaudited)
________________________________________________________________________________

                                     ASSETS

                                                                       March 31,
                                                                         2004
                                                                       --------

CURRENT ASSETS ...................................................     $      -
                                                                       --------

          TOTAL ASSETS ...........................................     $      -
                                                                       --------


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accrued expenses ..............................................     $ 33,156
                                                                       --------

          TOTAL LIABILITIES ......................................       33,156
                                                                       --------

CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Preferred stock, par value $0.001; 5,000,000 shares
    authorized, no shares issued and outstanding .................     $      -

   Common stock, par value $0.001; 20,000,000 shares
    authorized, 1,000,000 shares issued and outstanding ..........        1,000
   Additional paid in capital ....................................        9,000
   Deficit accumulated during the development stage ..............      (43,156)
                                                                       --------

          TOTAL STOCKHOLDERS' DEFICIENCY .........................      (33,156)
                                                                       --------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIENCY ..............................     $      -
                                                                       ========

                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                              CONDENSED STATEMENTS OF OPERATIONS
                                                                     (unaudited)
________________________________________________________________________________


                                                                 Cumulative from
                                        Three Months Ended        August 9, 2000
                                             March 31,             (Inception)
                                    --------------------------     to March 31,
                                        2004           2003           2004
                                    -----------     ----------   ---------------

NET SALES ........................  $         -     $        -      $      -

GENERAL AND ADMINISTRATIVE
   EXPENSES ......................        5,568              -        33,156

IMPAIRMENT OF
   REORGANIZATION VALUE ..........            -              -        10,000
                                    -----------     ----------      --------


          NET LOSS ...............  $    (5,568)    $        -      $(43,156)
                                    ===========     ==========      ========

PER SHARE INFORMATION
   Basic and diluted, net
     loss per share ..............         (.01)             -
                                    ===========     ==========

   Basic and diluted,
     weighted shares
     outstanding .................    1,000,000      1,000,000
                                    ===========     ==========

                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                              CONDENSED STATEMENTS OF CASH FLOWS
                                                                     (unaudited)
________________________________________________________________________________


                                                For the          Cumulative from
                                          Three Months Ended      August 9, 2000
                                               March 31,           (Inception)
                                          ------------------       to March 31,
                                            2004       2003           2004
                                          --------    ------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss ..............................  $(5,568)     $  -         $(43,156)
   Adjustments to reconcile net loss to
    net cash from operating activities:
     Impairment of reorganization value         -         -           10,000
   Changes in operating liabilities:
     Accrued expenses ..................    5,568         -           33,156
                                          -------      ----         --------


      NET CASH FROM OPERATING ACTIVITIES        -         -                -
                                          -------      ----         --------



CASH FLOWS FROM INVESTING ACTIVITIES ...        -         -                -
                                          -------      ----         --------



CASH FLOWS FROM FINANCING ACTIVITIES ...        -         -                -
                                          -------      ----         --------


      NET INCREASE IN CASH .............        -         -                -


CASH - Beginning .......................        -         -                -
                                          -------      ----         --------

CASH - Ending ..........................  $     -      $  -         $      -
                                          =======      ====         ========

                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                                      For the Quarter Ended March 31, 2004, 2003
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


NOTE 1 - Formation, Nature of Business and Going Concern

Inner Systems, Inc. (the "Company"), a Delaware company, was organized in May 1997. The Company was in the business of providing concession services. On May 21, 1999, the Company filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. The petition was filed in the United States Bankruptcy Court for the Eastern District of New York and its plan of reorganization was confirmed on August 9, 2000 ("Inception Date").

Pursuant to the plan of reorganization, the Company sold its operations to an unrelated third party. Effective August 9, 2000, the Company is in the development stage and is seeking to raise capital to fund possible acquisitions. The Company is actively searching for acquisition targets. As of May 21, 2004, the Company had not identified any such targets.

The Company has not commenced principal operations as of March 31, 2004 and there is no assurance that the Company will have the ability to carry out its business plan without raising sufficient debt or equity financing. On April 8, 2004, the Company raised $31,000 from debt financing (Note 4); additional funds will be necessary. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that they will be successful. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any disclosures that might be necessary should the Company be unable to continue as a going concern.


NOTE 2 - Basis of Presentation

Our accompanying unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary to make the financial position, results of operations and cash flows not misleading as of March 31, 2004 and for all periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any other interim period or the full year. The condensed financial statements should be read in conjunction with the notes to the financial statements and in conjunction with the Company's audited financial statements for the period August 9, 2000 (Inception) through December 31, 2003, which are included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003. The accounting policies used to prepare the condensed financial statements are consistent with those described in the December 31, 2003 financial statements.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                                      For the Quarter Ended March 31, 2004, 2003
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


NOTE 3 - Summary of Significant Accounting Principles

STOCK BASED COMPENSATION

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide an alternative method of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net loss and loss per share in annual and interim financial statements. While the statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123, or the intrinsic value method of APB Opinion No. 25. The Company will account for employee stock based compensation if and when they issue any options or other contracts to issue common stock, according to APB Opinion No. 25. As of March 31, 2004, the Company had not issued any options or entered into any other contracts to issue common stock. Accordingly, the adoption of SFAS No. 148 did not have a material impact on net loss or pro forma net loss applying the fair value method.

USE OF ESTIMATES NI THE FINANCIAL STATEMENTS

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

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                                      For the Quarter Ended March 31, 2004, 2003
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


LOSS PER SHARE

The Company utilizes the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. During the period August 9, 2000 (Inception) through March 31, 2004, no options or other contracts to issue common stock were issued or entered into. Accordingly, basic and diluted earnings per share are identical.


NOTE 4 - Subsequent Event

On April 8, 2004, the Company issued two 6% demand notes payable in the aggregate amount of $31,000. These funds were utilized to satisfy substantially all of the accrued expenses reflected on the Company's balance sheet at March 31, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

         In the quarter ended March 31, 2004, we financed operations with an increase in accrued expenses in the amount of $5,568. On April 8, 2004, the Company issued two demand notes payable in the aggregate amount of $31,000. These funds were utilized to satisfy substantially all of the accrued expenses reflected on the Company's balance sheet at March 31, 2004. We are seeking to acquire business entities that will generate cash from operations.

         For the fiscal year ending December 31, 2004, we anticipate incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Exchange Act, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, we will not generate revenues. We may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

         No specific commitments to provide additional funds have been made by management, the principal stockholders or other stockholders, and we have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover our expenses. Notwithstanding the foregoing, to the extent that additional funds are required, we anticipate receiving such funds in the form of advancements from current stockholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering. As a result, these conditions raise substantial doubt about our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things, legal liability and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Financial Statements in the period they are determined to be necessary.

ITEM 3.  CONTROLS AND PROCEDURES

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a. EXHIBITS.

            31  Certification of CEO and CFO Pursuant to Section 302

            32  Certification of CEO and CFO Pursuant to Section 906

         b. FORM 8-K. None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               INNER SYSTEMS, INC.


Date: May 24, 2004                      By: /s/ John M. Sharpe
                                            ------------------
                                            John M. Sharpe, Jr., President