Form 10QSB
period 2004-06-30
INNER SYSTEMS INC
filed 2004-08-23
CIK 1271551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark one)

[X]      QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004
                                        -------------

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

                        YES     X          NO
                            ---------         ---------

         The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of August 16, 2004, is 1,000,000.

Transitional Small Business Disclosure Format (check one):

                        YES                NO     X
                            ---------         ---------

                          PART I. FINANCIAL INFORMATION

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                                         CONDENSED BALANCE SHEET
                                                                     (unaudited)
________________________________________________________________________________

                                     ASSETS
                                                                       June 30,
                                                                         2004
                                                                       --------

CURRENT ASSETS

  Cash ...........................................................     $  3,054
                                                                       --------

            TOTAL ASSETS .........................................     $  3,054
                                                                       ========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

   Accrued expenses ..............................................     $ 14,702
   Notes payable .................................................       38,000
                                                                       --------
            TOTAL LIABILITIES ....................................       52,702
                                                                       --------

CONTINGENCIES

STOCKHOLDERS' DEFICIENCY

   Preferred stock, par value $0.001; 5,000,000 shares
     authorized, no shares issued and outstanding ................           --
   Common stock, par value $0.001; 20,000,000 shares
     authorized, 1,000,000 shares issued and outstanding .........        1,000
   Additional paid in capital ....................................        9,000
   Deficit accumulated during the development stage ..............      (59,648)
                                                                       --------

            TOTAL STOCKHOLDERS' DEFICIENCY .......................      (49,648)
                                                                       --------

            TOTAL LIABILITIES AND
              STOCKHOLDERS' DEFICIENCY ...........................     $  3,054
                                                                       ========

                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                                                         INNER SYSTEMS, INC.
                                                               (A Development Stage Company)

                                                          CONDENSED STATEMENTS OF OPERATIONS
                                                                                 (unaudited)
____________________________________________________________________________________________
                                                                             Cumulative from
                                                                              August 9, 2000
                          Three Months Ended           Six Months Ended      (Inception) to
                                June 30,                   June 30,              June 30,
                          2004           2003         2004          2003          2004
                       -----------   -----------  -----------   -----------  ---------------
NET SALES ...........  $        --   $        --  $        --   $        --      $     --

GENERAL AND
 ADMINISTRATIVE
 EXPENSES ...........       16,492            --       22,060            --        49,648

IMPAIRMENT OF
 REORGANIZATION
 VALUE ..............           --            --           --            --        10,000
                       -----------   -----------  -----------   -----------      --------

       NET LOSS .....  $   (16,492)  $        --  $   (22,060)  $        --      $(59,648)
                       ===========   ===========  ===========   ===========      ========

PER SHARE
 INFORMATION

  Basic and diluted,
   net loss per share  $      (.02)  $        --  $      (.02)  $        --
                       ===========   ===========  ===========   ===========

  Basic and diluted,
   weighted average
   shares outstanding    1,000,000     1,000,000    1,000,000     1,000,000
                       ===========   ===========  ===========   ===========

                         SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                              3

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                              CONDENSED STATEMENTS OF CASH FLOWS
                                                                     (unaudited)
________________________________________________________________________________

                                                                 Cumulative from
                                                                  August 9, 2000
                                             Six Months Ended     (Inception) to
                                                  June 30,          June 30,
                                              2004       2003         2004
                                            --------   --------  ---------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

  Net loss ................................ $(22,060)  $     --     $(59,648)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
    Impairment of reorganization value ....       --         --       10,000
   Changes in operating liabilities:
    Accrued expenses ......................  (12,886)        --       14,702
                                            --------   --------     --------

     NET CASH USED IN OPERATING
      ACTIVITIES ..........................  (34,946)        --      (34,946)
                                            --------   --------     --------

CASH FLOWS FROM INVESTING
 ACTIVITIES ...............................       --         --           --
                                            --------   --------     --------

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Proceeds from notes payable .............   38,000         --       38,000
                                            --------   --------     --------

     NET INCREASE IN CASH .................    3,054         --        3,054

CASH - Beginning ..........................       --         --           --
                                            --------   --------     --------

CASH - Ending ............................. $  3,054   $     --     $  3,054
                                            ========   ========     ========

                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                          For the Three and Six Months Ended June 30, 2004, 2003
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


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

Pursuant to the plan of reorganization, the Company sold its operations to an unrelated third party. Effective August 9, 2000, the Company is in the development stage and is seeking to raise capital to fund possible acquisitions. The Company is actively searching for acquisition targets. As of August 17, 2004, the Company had not identified any such targets.

The Company has not commenced principal operations as of June 30, 2004 and there is no assurance that the Company will have the ability to carry out its business plan without raising sufficient debt or equity financing. In the six months ended June 30, 2004, the Company raised $38,000 from debt financing (Note 4); additional funds will be necessary. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that they will be successful. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any disclosures that might be necessary should the Company be unable to continue as a going concern.


NOTE 2 - Basis of Presentation

The accompanying unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary to make the financial position, results of operations and cash flows not misleading as of June 30, 2004 and for all periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or the full year. The condensed financial statements should be read in conjunction with the notes to the financial statements and in conjunction with the Company's audited financial statements for the period August 9, 2000 (Inception) through December 31, 2003, which are included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003. The accounting policies used to prepare the condensed financial statements are consistent with those described in the December 31, 2003 financial statements.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                          For the Three and Six Months Ended June 30, 2004, 2003
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


NOTE 3 - Summary of Significant Accounting Principles

STOCK BASED COMPENSATION

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide an alternative method of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net loss and loss per share in annual and interim financial statements. While the statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123, or the intrinsic value method of APB Opinion No. 25. The Company will account for employee stock based compensation if and when they issue any options or other contracts to issue common stock, according to APB Opinion No. 25. As of June 30, 2004, the Company had not issued any options or entered into any other contracts to issue common stock. Accordingly, pro forma financial information is not presented.

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

LOSS PER SHARE

The Company utilizes the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. During the period August 9, 2000 (Inception) through June 30, 2004, no options or other contracts to issue common stock were issued or entered into. Accordingly, basic and diluted earnings per share are identical.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                          For the Three and Six Months Ended June 30, 2004, 2003
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


NOTE 4 - Note Payable

During the six months ended June 30, 2004, the Company issued 6% demand notes payable in the aggregate amount of $38,000. These funds were utilized to satisfy expenses reflected on the Company's statement of operations for the six months ended June 30, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended June 30, 2004, we financed operations by the issuance of demand notes payable in the aggregate amount of $38,000. These funds were utilized to satisfy accrued expenses and general administrative expenses included in the Company's statement of operations for the six months ended June 30, 2004. We are seeking to acquire business entities that will generate cash from operations.

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

                                       INNER SYSTEMS, INC.

Date: August 23, 2004                 By:  /s/ John M. Sharpe, Jr.
                                           -----------------------
                                           John M. Sharpe, Jr., President