Form 10QSB
period 2004-09-30
INNER SYSTEMS INC
filed 2004-11-22
CIK 1271551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004
                                        ------------------

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT OF 1934

         For the transition period from __________ to __________.


                         Commission file number 0-50490
                                                -------

                               INNER SYSTEMS, INC.
                               -------------------
              (Exact name of small business issuer in its charter)

            New York                                            11-3447096
 -------------------------------                            -------------------
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

                        YES     X          NO
                            ---------         ---------

         The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of November 15, 2004, is 1,000,000.

Transitional Small Business Disclosure Format (check one):

                        YES                NO     X
                            ---------         ---------

                          PART I. FINANCIAL INFORMATION

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                                         CONDENSED BALANCE SHEET
                                                                     (unaudited)
________________________________________________________________________________


                                                                   SEPTEMBER 30,
                                                                       2004
                                                                   -------------
                                     ASSETS

CURRENT ASSETS
   Cash ........................................................     $  3,054
                                                                     --------

            TOTAL ASSETS .......................................     $  3,054
                                                                     ========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accrued expenses ............................................     $ 18,890
   Notes payable ...............................................       42,000
                                                                     --------
            TOTAL LIABILITIES ..................................       60,890
                                                                     --------

CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Preferred stock, par value $0.001; 5,000,000 shares
     authorized, no shares issued and outstanding ..............           --
   Common stock, par value $0.001; 20,000,000 shares
     authorized, 1,000,000 shares issued and outstanding .......        1,000
   Additional paid in capital ..................................        9,000
   Deficit accumulated during the development stage ............      (67,836)
                                                                     --------

            TOTAL STOCKHOLDERS' DEFICIENCY .....................      (57,836)
                                                                     --------

            TOTAL LIABILITIES AND
                  STOCKHOLDERS' DEFICIENCY .....................     $  3,054
                                                                     ========


                  See notes to condensed financial statements.

                                                                           INNER SYSTEMS, INC.
                                                                 (A Development Stage Company)

                                                            CONDENSED STATEMENTS OF OPERATIONS
                                                                                   (unaudited)
______________________________________________________________________________________________

                                                                               CUMULATIVE FROM
                                                                                AUGUST 9, 2000
                          THREE MONTHS ENDED            NINE MONTHS ENDED       (INCEPTION) TO
                             SEPTEMBER 30,                SEPTEMBER 30,         SEPTEMBER 30,
                          2004           2003          2004          2003           2004
                       -----------   -----------   -----------   -----------   ---------------

NET SALES ...........  $        --   $        --   $        --   $        --      $      --

GENERAL AND
 ADMINISTRATIVE
 EXPENSES ...........        8,188            --        30,248            --         57,836

IMPAIRMENT OF
 REORGANIZATION
 VALUE ..............           --            --            --            --         10,000
                       -----------   -----------   -----------   -----------      ---------

       NET LOSS .....  $    (8,188)  $        --   $   (30,248)  $        --      $ (67,836)
                       ===========   ===========   ===========   ===========      =========

PER SHARE
 INFORMATION
  Basic and diluted,
   net loss per share  $      (.01)  $        --   $      (.03)  $        --
                       ===========   ===========   ===========   ===========

  Basic and diluted,
   weighted average
   shares outstanding    1,000,000     1,000,000     1,000,000     1,000,000
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

                                              3

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                              CONDENSED STATEMENTS OF CASH FLOWS
                                                                     (unaudited)
________________________________________________________________________________


                                                                 CUMULATIVE FROM
                                                                  AUGUST 9, 2000
                                             NINE MONTHS ENDED    (INCEPTION) TO
                                               SEPTEMBER 30,      SEPTEMBER 30,
                                              2004       2003         2004
                                            --------   --------  ---------------

CASH FLOWS FROM OPERATING  ACTIVITIES
  Net Loss ...............................  $(30,248)  $     --      $(67,836)
  Adjustments to reconcile net loss to net
    cash used in  operating activities:
  Impairment of reorganization value .....        --         --        10,000
  Changes in operating liabilities:
  Accrued expenses .......................    (8,698)        --        18,890
                                            --------   --------      --------

     NET CASH USED IN OPERATING
         ACTIVITIES ......................   (38,946)        --       (38,946)
                                            --------   --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES .....        --         --            --
                                            --------   --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable ............    42,000         --        42,000
                                            --------   --------      --------

     NET INCREASE IN CASH ................     3,054         --         3,054


CASH - Beginning .........................        --         --            --
                                            --------   --------      --------


CASH - Ending ............................  $  3,054   $     --      $  3,054
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

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                         For the Three and Nine Months Ended September 30, 2004,
                             2003 and Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


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

Pursuant to the plan of reorganization, the Company sold its operations to an unrelated third party. Since the Inception Date, the Company has been in the development stage and is seeking to raise capital to fund possible acquisitions. The Company is actively searching for acquisition targets. As of November 12, 2004, the Company had not identified any such targets.

The Company has not commenced principal operations as of September 30, 2004 and there is no assurance that the Company will have the ability to carry out its business plan without raising sufficient debt or equity financing. In the nine months ended September 30, 2004, the Company raised $42,000 from debt financing (Note 4); additional funds will be necessary. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that they will be successful. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any disclosures that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary to make the financial position, results of operations and cash flows not misleading as of September 30, 2004 and for all periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or the full year. The condensed financial statements should be read in conjunction with the notes to the financial statements and in conjunction with the Company's audited financial statements for the period August 9, 2000 (Inception) through December 31, 2003, which are included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003. The accounting policies used to prepare the condensed financial statements are consistent with those described in the December 31, 2003 financial statements.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                         For the Three and Nine Months Ended September 30, 2004,
                             2003 and Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

STOCK BASED COMPENSATION

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide an alternative method of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net loss and loss per share in annual and interim financial statements. While the statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123, or the intrinsic value method of APB Opinion No. 25. The Company will account for employee stock based compensation if and when they issue any options or other contracts to issue common stock, according to APB Opinion No. 25. As of September 30, 2004, the Company had not issued any options or entered into any other contracts to issue common stock. Accordingly, pro forma financial information is not presented.

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

LOSS PER SHARE

The Company utilizes the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. During the period August 9, 2000 (Inception) through September 30, 2004, no options or other contracts to issue common stock were issued or entered into. Accordingly, basic and diluted earnings per share are identical.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                         For the Three and Nine Months Ended September 30, 2004,
                             2003 and Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


NOTE 4 - NOTES PAYABLE

During the nine months ended September 30, 2004, the Company issued 6% demand notes payable in the aggregate amount of $42,000. These funds were utilized to satisfy expenses reflected on the Company's statement of operations for the nine months ended September 30, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

         In the nine months ended September 30, 2004, we financed operations by the issuance of demand notes payable in the aggregate amount of $42,000. These funds were utilized to satisfy accrued expenses and general administrative expenses included in the Company's statement of operations for the nine months ended September 30, 2004. We are seeking to acquire business entities that will generate cash from operations.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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


                                        INNER SYSTEMS, INC.



Date:    November 19, 2004              By: /s/ John M. Sharpe, Jr.
                                            -----------------------
                                            John M. Sharpe, Jr., President