Form 10KSB
period 2004-12-31
INNER SYSTEMS INC
filed 2005-04-15
CIK 1271551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)
[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED    DECEMBER 31, 2004
                                      -----------------
                                       OR
[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _________________

                           COMMISSION FILE NO. 0-50490

                               INNER SYSTEMS, INC.
                               -------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

         NEW YORK                                                 11-3447096
-------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

1895 BYRD DRIVE, EAST MEADOW, NY                                    11554
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

ISSUER'S TELEPHONE NUMBER:  (516) 794-2179

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

                          YES  __X__        NO _____

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, $0.001 par value per share, as of March 31, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format (check one): YES _____  NO __X__

                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2004

ITEM                                                                        PAGE

PART I

1.  Description of Business                                                    1

2.  Description of Property                                                    8

3.  Legal Proceedings                                                          8

4.  Submission of Matters to a Vote of Security Holders                        8


PART II

5.  Market for Common Equity and Related Stockholder Matters                   8

6.  Management's Discussion and Analysis or Plan of Operation                  9

7.  Financial Statements                                              F-1 - F-10

8.  Changes in and Disagreements with Accountants on Accounting
    and Financial Disclosure                                                  11

8A. Controls and Procedures                                                   11

8B. Other Information                                                         11


PART III

9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
    with Section 16(a) of the Exchange Act                                    12

10. Executive Compensation                                                    13

11. Security Ownership of Certain Beneficial Owners and Management
    and Related Stockholder Matters                                           13

12. Certain Relationships and Related Transactions                            13

13. Exhibits and Reports on Form 8-K                                          14

14. Principal Accountant Fees and Services                                    14

Signatures                                                                    15

                                     PART I

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act of 1934 (the "Exchange Act"), including statements reflecting the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Factors that may affect the business and financial results of the Company include the following. The Company does not undertake to update any forward-looking statements.

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

         The Company is currently attempting to do exactly that. We are currently seeking to effect a business combination with an acquired business which we believe may have significant growth potential. We do not anticipate engaging in any substantive commercial business other than a business combination. Although management is exploring various opportunities, the Company currently has no agreement to acquire or merge with any specific business or company.

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

         The various reasons why an entity would wish to become a public company, include:

         * the ability to use registered securities as currency in acquisitions of assets or businesses;

         *        increased visibility in the financial community;

         *        the facilitation of borrowing from financial institutions;

         *        increased liquidity to investors;

         *        greater ease in raising capital; and

         * compensation of key employees through various types of equity incentives;

         We believe that the sought after business opportunity will likely be:

         * a business entity with the goal of becoming a public company in order to use registered securities for the acquisition of assets or businesses;

         * a company which is unable to find an underwriter for its securities, either at all or on terms acceptable to it;

         * a company that wishes to become public with less dilution of its common stock than would occur upon an underwriting;

         * a company that believes that it will be able to obtain investment capital on more favourable terms after it has become public; or

         * a foreign company that wishes to make an initial entry into the United States securities markets.

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

         The analysis of new business opportunities will be undertaken by, or under the supervision of, our President. Outside consultants or advisors may be utilized to assist in the search for qualified target companies. If we do retain such an outside consultant or advisor, any fee earned will need to be paid in stock or will need to be assumed by the target company, as we have limited cash assets with which to pay such obligation. Since management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.

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

         We anticipate that we will consider, among other things, the following factors:

         * Operating history as well as potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

         * Perception of how any particular business opportunity will be received by the investment community and by our stockholders;

         * Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 of the Exchange Act.

         * Capital requirements and anticipated availability of required funds, to be provided through the sale of additional securities, through joint ventures or similar arrangements, or from other sources or generated from operators;

         *  The extent to which the business opportunity can be advanced;

         * Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

         * Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

         * The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items; and

         * The cost of participation by us as compared to the perceived tangible and intangible values and potential.

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

STRUCTURING THE BUSINESS COMBINATION

         It is impossible to predict the manner in which we may participate in a business opportunity. In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition as a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

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

         We will not acquire or merge with any entity that cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to the reporting requirements included in the Securities Exchange Act of 1934 (the "Exchange Act"). Included in these requirements is the duty to file audited financial statements as part of or within 71 days following a Form 8-K to be filed with the U.S. Securities and Exchange Commission ("SEC") upon consummation of a merger or acquisition, as well as audited financial statements included in its annual report on Form 10-KSB. If such audited financial statements are not available at closing, or within time parameters necessary to ensure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at our discretion.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our shareholders during the fiscal year ended December 31, 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

         Our common stock was approved for listing on the Pink Sheets with a trading symbol of ISYM.pk. To date, there has been a very limited trading market for our common stock. We have recently filed an application with the National Association of Securities Dealers, Inc. for quotation of the Company's securities on the OTC Bulletin Board. The application has not yet been approved and no assurance can be given that it will be approved.

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

         The Company has financed its operations through loans from various investors. The loans are evidenced by Senior Convertible Promissory Notes in the aggregate amount of $65,444. These securities were offered and sold pursuant to the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended.

STOCKHOLDERS

         As of March 31, 2005, there were approximately 124 holders of record of the Company's Common Stock.

DIVIDENDS

         There are no restrictions on the payment of dividends. We have paid no dividends and intend to retain all future earnings, if any, for use in the development and operation of our business and do not anticipate paying cash dividends on our stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this Annual Report. This discussion includes forward-looking statements that involve risks and uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

         In the year ended December 31, 2004, we financed operations with the issuance of Senior Convertible Promissory Notes (the "Notes"). For the year ended December 31, 2004, the Company issued Notes payable in the aggregate amount of $65,444. Proceeds from the sale of the Notes were used to satisfy substantially all of the accrued expenses reflected on the Company's balance sheet at December 31, 2004, and the balance will be used for working capital purposes.

         Until then, we will rely on loan proceeds or proceeds from the sale of our securities to fund our operations. There is no assurance that we will be able to continue generating funds from loans by investors. We are seeking to acquire business entities that will generate cash from operations.

         For the fiscal year ending December 31, 2005, we anticipate incurring a loss as a result of continued expenses associated with compliance with the reporting requirements of the Exchange Act, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

PLAN OF OPERATIONS AND NEED FOR ADDITIONAL FINANCING

         During the fiscal year ending December 31, 2005, we plan to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. We also plan to file all required periodic reports and to maintain our status as a fully-reporting company under the Exchange Act. In order to proceed with its plans for the next year, it is anticipated that we will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Exchange Act as well as any costs we may incur in seeking business opportunities.

         Based upon the company's current cash reserves, the Company does not have adequate resource to meet its short term or long term cash requirements. No specific commitments to provide additional funds have been made by management, the principal stockholders or other stockholders, and we have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover our expenses. As a result, our auditors have indicated in their Registered Public Accounting Firm's report, that these conditions raise substantial doubt about our ability to continue as a going concern.

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

ITEM 7.  FINANCIAL STATEMENTS

                               INNER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                    CONTENTS


                                                                            Page

REPORT OF INDEPENDENT REGISTERED PUBLIC
         ACCOUNTING FIRM                                                     F-2

FINANCIAL STATEMENTS

  Balance Sheets                                                             F-3
  Statements of Operations                                                   F-4
  Statement of Stockholders' Deficienc                                       F-5
  Statements of Cash Flows                                                   F-6

NOTES TO FINANCIAL STATEMENTS                                         F-7 - F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Inner Systems, Inc.

We have audited the accompanying balance sheets of Inner Systems, Inc. (a development stage company) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' deficiency and cash flows for the years then ended and for the period August 9, 2000 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inner Systems, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended and for the period August 9, 2000 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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


                                        MARCUM AND KLIEGMAN LLP
April 6, 2005
Melville, NY

                               INNER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

ASSETS
                                                                December 31,
                                                           --------------------
                                                             2004        2003
                                                           --------    --------
CURRENT ASSETS
   Cash ................................................   $    218    $     --
                                                           --------    --------
          TOTAL ASSETS .................................   $    218    $     --
                                                           ========    ========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accrued expenses ....................................   $  6,341    $ 27,588
   Notes payable .......................................     65,444          --
                                                           --------    --------
          TOTAL LIABILITIES ............................     71,785      27,588
                                                           --------    --------

CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Preferred stock, par value $0.001; 5,000,000 shares
    authorized, no shares issued and outstanding .......         --          --
   Common stock, par value $0.001; 20,000,000 shares
    authorized, 1,000,000 shares issued and outstanding       1,000       1,000
   Additional paid in capital ..........................      9,000       9,000
   Deficit accumulated during the development stage ....    (81,567)    (37,588)
                                                           --------    --------

          TOTAL STOCKHOLDERS' DEFICIENCY ...............    (71,567)    (27,588)
                                                           --------    --------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIENCY ....................   $    218    $     --
                                                           ========    ========

     The accompany notes are an integral part of these financial statements.

                               INNER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                 CUMULATIVE FROM
                                                                  AUGUST 9, 2000
                                                YEAR ENDED         (INCEPTION)
                                               DECEMBER 31,      TO DECEMBER 31,
                                         ----------------------- ---------------
                                            2004         2003         2004
                                         ----------   ----------    --------

NET SALES .............................  $       --   $       --    $     --
                                         ----------   ----------    --------

GENERAL AND ADMINISTRATIVE EXPENSES ...      42,265       27,588      69,853
INTEREST EXPENSE ......................       1,714           --       1,714
IMPAIRMENT OF REORGANIZATION VALUE ....          --           --      10,000
                                         ----------   ----------    --------

          NET LOSS ....................  $  (43,979)  $  (27,588)   $(81,567)
                                         ==========   ==========    ========

PER SHARE INFORMATION
  Basic and diluted, net loss per share  $    (0.04)  $     (.03)
                                         ==========   ==========

  Basic and diluted, weighted shares
    outstanding .......................   1,000,000    1,000,000
                                         ==========   ==========

     The accompany notes are an integral part of these financial statements.

                                           INNER SYSTEMS, INC.
                                      (A DEVELOPMENT STAGE COMPANY)

                                  STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                                                 DEFICIT
                                                                                ACCUMULATED
                                              COMMON STOCK         ADDITIONAL   DURING THE
                                          ---------------------     PAID IN     DEVELOPMENT
                                           SHARES        AMOUNT      CAPITAL      STAGE           TOTAL
                                          ---------      ------    ----------   -----------     --------
BALANCE - August 9, 2000 (Inception)      1,000,000      $1,000      $9,000      $     --       $ 10,000

    Net loss .......................             --          --          --       (10,000)       (10,000)
                                          ---------      ------      ------      --------       --------

BALANCE - December 31, 2001 ........      1,000,000       1,000       9,000       (10,000)            --

    Net loss .......................             --          --          --            --             --
                                          ---------      ------      ------      --------       --------

BALANCE - December 31, 2002 ........      1,000,000       1,000       9,000       (10,000)            --

    Net loss .......................             --          --          --       (27,588)       (27,588)
                                          ---------      ------      ------      --------       --------

BALANCE - December 31, 2003 ........      1,000,000       1,000       9,000       (37,588)       (27,588)

    Net loss .......................             --          --          --       (43,979)       (43,979)
                                          ---------      ------      ------      --------       --------

BALANCE - December 31, 2004 ........      1,000,000      $1,000      $9,000      $(81,567)      $(71,567)
                                          =========      ======      ======      ========       ========


                 The accompany notes are an integral part of these financial statements.

                                                   F-5

                                     INNER SYSTEMS, INC.
                                (A DEVELOPMENT STAGE COMPANY)

                                   STATEMENT OF CASH FLOWS
                                                                             CUMULATIVE FROM
                                                                              AUGUST 9, 2000
                                                         YEAR ENDED            (INCEPTION)
                                                        DECEMBER 31,         TO DECEMBER 31,
                                                  -----------------------    ---------------
                                                    2004           2003           2004
                                                  --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss ..................................      $(43,979)      $(27,588)      $(81,567)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Impairment of reorganization value ....            --             --         10,000
   Changes in operating liabilities:
     Accrued expenses ......................       (21,247)        27,588          6,341
                                                  --------       --------       --------

       NET CASH USED IN OPERATING ACTIVITIES       (65,226)            --        (65,226)
                                                  --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES .......            --             --             --
                                                  --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of Notes Payable .............        65,444             --         65,444
                                                  --------       --------       --------

       NET INCREASE IN CASH ................           218             --            218

CASH - Beginning ...........................            --             --             --
                                                  --------       --------       --------

CASH - Ending ..............................      $    218      $      --       $    218
                                                  ========       ========       ========

           The accompany notes are an integral part of these financial statements.

                                             F-6

                               INNER SYSTEMS, INC.
                          (A DEVELOPMENT STATE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Formation, Nature of Business and Going Concern

Inner Systems, Inc. (the "Company"), a New York company, was organized in 1997. The Company was in the business of providing concession services. On May 21, 1999, the Company filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. The petition was filed in the United States Bankruptcy Court for the Eastern District of New York and its plan of reorganization was confirmed on August 9, 2000 ("Inception" date).

Pursuant to the plan of reorganization, the Company sold its operations to an unrelated third party. Effective August 9, 2000, the Company entered the development stage and is seeking to raise capital to fund possible acquisitions. The Company is actively searching for acquisition targets. As of April 6, 2005, the Company had not identified any such targets.

The Company has not commenced principal operations as of December 31, 2004 and there is no assurance that the Company will have the ability to carry out its business plan without raising sufficient debt or equity financing. Through April 6, 2005, the Company has raised $65,444 from debt financing (Note 4); additional funds will be necessary. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that they will be successful. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any disclosures that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - Summary of Significant Accounting Principles

Stock Based Compensation

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide an alternative method of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 25, "Interim Financial Reporting," to require disclosure in the summary of significant accounting polices of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net loss and loss per share in annual and interim financial statements.

While the statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123, or the intrinsic value method of APB Opinion No. 25. The Company will account for stock based compensation if and when they issue any options or other contracts to issue common stock, according to APB Opinion No. 25. As of December 31, 2004 the Company had not issued any options or entered into any other contracts to issue common stock, with respect to stock based compensation. Accordingly the adoption of SFAS No. 148 did not have a material impact on net loss or pro forma net loss applying the fair value method.

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

At December 31, 2004, the Company has net operating loss carry forwards of approximately $70,000, which expire through 2024. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited. Based on this and the fact that the Company has not generated any taxable income through December 31, 2004, the deferred tax asset of approximately $24,000 and $13,000 at December 31, 2004 and 2003, respectively, has been offset by a valuation allowance of $24,000 and $13,000.

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

Loss Per Share

The Company adopted the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. During the period August 9, 2000 (Inception) through December 31, 2004, no options or other contracts to issue common stock were issued or entered into. Accordingly, basic and diluted earnings per share are identical. See Note 4 for the issuance of Senior Convertible Promissory Notes in January 2005.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R "Share Based Payment." This statement is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for the Company as of January 1, 2006. The Company does not expect the adoption of SFAS No. 123R to have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchange Nonmonetary Assets, an amendment of APB Opinion No. 29." This Statement eliminates the exception from fair value measurements for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception of exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company will apply the provisions of this Statement prospectively to nonmonetary asset exchanges occurring on or after July 1, 2005.

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

NOTE 4 - Notes Payable

The Company financed operations through loans from various investors. Originally, these loans were evidenced by Demand Promissory Notes bearing interest at the rate of 6% per annum, although it was the intention of management of the Company and the investors to exchange these notes for convertible promissory notes which would be convertible into shares of the Company's common stock. On January 14, 2005, management finalized the specific terms of their agreement and form of documents and exchanged the original Demand Promissory Notes for Senior Convertible Promissory Notes (the "Notes"). The Notes, which represent $65,444 in the aggregate, continue to bear interest at the rate of 6% per annum and are generally due at the earlier of December 31, 2005, or a Change of Control Transaction (as defined below). Additionally, the Notes are only convertible when the Company consummates a Change of Control Transaction. A Change in Control Transaction shall mean (i) a sale of all or substantially all of the Company's assets, (ii) a transaction (or series of transactions, including merger, consolidation or other reorganization of the Company, or issuance of additional shares of capital stock of the Company other than in connection with capital raising transactions) which results in the holders of the Company's capital stock prior to the transaction owning less than 50% of the voting power, on a fully diluted, as-converted basis for all outstanding classes thereof, of the Company's capital stock after the transaction or (iii) a liquidation, dissolution or winding up of the Company. The Notes are convertible at various rates ranging from $.005 to $.05 per share, representing an aggregate of 4,008,880 shares potentially issuable. Since the conversion feature in the Notes is contingent on a future event outside the control of the investors, the contingent beneficial conversion feature, valued at approximately $65,000, will not be recognized until the contingency is resolved.

The holders of the Notes were also granted Registration Rights with respect to the shares of common stock issuable upon conversion of the Notes, if they are converted. These rights are evidenced by a Registration Rights Agreement between the Company and the holders of the Notes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES

         The Company's management, which is comprised solely of John Sharpe, has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c) and 5d-15(c). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. This material weakness is the result of the Company's complete dependence upon John Sharpe, who acts as both chief executive officer and chief financial officer, and the lack of staff with public accounting experience.

         Although this constitutes a material weakness in the Company's financial reporting, management has decided that, in light of the Company's financial situation and limited operations, the risks associated with the dependence upon Mr. Sharpe as compared to the potential benefits of adding new employees, does not justify the expenses that would need to be incurred to remedy this situation. Management will periodically re-evaluate this situation. If the situation changes and/or sufficient capital is obtained, it is the Company's intention to increase staffing to mitigate the current dependence upon Mr. Sharpe and limited experience with public accounting.

         There have been no changes in our internal controls over financial reporting or other factors which has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors, executive officers and key employees of the Company are:

NAME                                AGE         POSITION

John M. Sharpe, Jr.                 52          President, CEO, CFO and Director

         John M. Sharpe, 52, is the President and sole Director of the Company. In addition, Mr. Sharpe is currently Chief Financial Officer of The Landtek Group, Inc. and has been since 2000. From 1997 through 2000, Mr. Sharpe was also a Director of Finance for the Company during the pendency of its reorganization pursuant to Chapter 11 of the Bankruptcy Code and the United States Bankruptcy Court for the Eastern District of New York. Prior to that, from 1994 to 1997, Mr. Sharpe was the Chief Financial Officer of Executive Plan Design, a privately held full service brokerage firm. Mr. Sharpe will devote very little time to our affairs, generally less than 20 hours per month.

         Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting and until their successors are elected and qualified. All Executive Officers serve at the discretion of the Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Directors, officers, and beneficial owners of more than 10% of our Common Stock are required to file reports of ownership as required by Section 16(a) of the Exchange Act. John Sharpe, our sole officer, director and a shareholder, filed these reports late.

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

ITEM 10. EXECUTIVE COMPENSATION

         No Director or Executive Officer of the Company received any cash compensation during the fiscal years ended December 31, 2004 or 2003. John Sharpe spends part time on the business of the Company.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         As of March 31, 2005, we had 1,000,000 shares of Common Stock issued and outstanding. The following table sets forth, as of March 30, 2005, the beneficial ownership of our outstanding shares of common stock by (1) the only persons who own of record or are known to own, beneficially, more than 5% of our Common Stock; (2) each director and executive officer of the Company; and (3) all directors and officers as a group.

NAME                                NO. OF SHARES                       PERCENT

John M. Sharpe, Jr.                   762,291                            76.2%

Pryor & Mandelup                       65,000                             6.5%

All directors and officers as         762,291                            76.2%
a group

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

Exhibit No.       Description

3.1               Certificate of Incorporation of the Registrant (1)

3.2               By-Laws of the Registrant (1)

31                Certification Pursuant to Section 302 of Sarbanes-Oxley
                  Act of 2002

32                Certification Pursuant to Section 906 of Sarbanes-Oxley
                  Act of 2002
_________
(1) Incorporated by reference to Form 10-SB filed with the U.S. Securities and Exchange Commission on December 3, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Marcum and Kliegman LLP has served as the Company's Certified Public Accountants since the year 2003. Audit fees during the year ended December 31, 2003 were $14,766. Audit fees for the year ended December 31, 2004 total $15,500. Also during the year ended December 31, 2004, there were $1,990 of fees for tax services. There were no other services rendered by Marcum and Kliegman LLP during 2004 or 2003.

         Our Board of Directors has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent public accountants. The policy generally pre-approves certain specific services in the categories of audit services, audit-related services, and tax services up to specified amounts, and sets requirements for specific case-by-case pre-approval of discrete projects, those which may have a material effect on our operations or services over certain amounts. Pre-approval may be given as part of the Board of Directors' approval of the scope of the engagement of our independent auditor or on an individual basis. The pre-approval of services may be delegated to one or more of the Board members, but the decision must be presented to the full Board at its next scheduled meeting. The policy prohibits retention of the independent public accountants to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act or the rules of the SEC, and also considers whether proposed services are compatible with the independence of the public accountants.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INNER SYSTEMS, INC.


Date:  April 14, 2005                   By: /s/ John M. Sharpe
                                            ------------------
                                            John M. Sharpe, Jr., President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


 SIGNATURE                       TITLE                     DATE

 /s/ John M. Sharpe              President/Principal       April 14, 2005
 ------------------              Executive and Director
 JOHN M. SHARPE, JR.