Form 10QSB
period 2005-03-31
INNER SYSTEMS INC
filed 2005-05-23
CIK 1271551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark one)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2005
                                        --------------

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

                        YES     X          NO
                            ---------         ---------

         The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of May 13, 2005, is 1,000,000.

Transitional Small Business Disclosure Format (check one):

                        YES                NO     X
                            ---------         ---------

                          PART I. FINANCIAL INFORMATION

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                                         CONDENSED BALANCE SHEET
                                                                     (unaudited)
________________________________________________________________________________


                                     ASSETS
                                     ------
                                                                       March 31,
                                                                         2005
                                                                       --------

CURRENT ASSETS ...................................................     $    218
                                                                       --------

          TOTAL ASSETS ...........................................     $    218
                                                                       ========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
   Accrued expenses ..............................................     $ 10,851
   Notes payable .................................................       65,444
                                                                       --------
          TOTAL LIABILITIES ......................................       76,295
                                                                       --------

CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Preferred stock, par value $0.001; 5,000,000 shares
     authorized, no shares issued and outstanding ................            -

   Common stock, par value $0.001; 20,000,000 shares
    authorized, 1,000,000 shares issued and outstanding ..........        1,000
   Additional paid in capital ....................................        9,000
   Deficit accumulated during the development stage ..............      (86,077)
                                                                       --------

          TOTAL STOCKHOLDERS' DEFICIENCY .........................      (74,077)
                                                                       --------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIENCY ..............................     $    218
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

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                              CONDENSED STATEMENTS OF OPERATIONS
                                                                     (unaudited)
________________________________________________________________________________


                                                                 Cumulative from
                                       Three Months Ended         August 9, 2000
                                            March 31,              (Inception)
                                   ---------------------------     to March 31,
                                       2005           2004            2005
                                   -----------     -----------   ---------------

NET SALES ......................   $         -     $         -     $         -

GENERAL AND ADMINISTRATIVE
   EXPENSES ....................         3,525           5,568          73,378

INTEREST EXPENSE ...............           985               -           2,699

IMPAIRMENT OF REORGANIZATION
   VALUE .......................             -               -          10,000
                                   -----------     -----------     -----------

          NET LOSS .............   $    (4,510)    $    (5,568)    $   (86,077)
                                   ===========     ===========     ===========

PER SHARE INFORMATION
   Basic and diluted,
    net loss per share .........   $      (.00)    $      (.01)
                                   ===========     ===========



   Basic and diluted,
    weighted shares outstanding      1,000,000       1,000,000
                                   ===========     ===========

                  See notes to condensed financial statements.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                              CONDENSED STATEMENTS OF CASH FLOWS
                                                                     (unaudited)
________________________________________________________________________________


                                                For the          Cumulative from
                                          Three Months Ended      August 9, 2000
                                               March 31,           (Inception)
                                          ------------------       to March 31,
                                            2005       2004           2005
                                          -------    -------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss ............................... $(4,510)   $(5,568)       $(86,077)
  Adjustments to reconcile net loss to
   net cash from operating activities:
    Impairment of reorganization value ..       -          -          10,000
  Changes in operating liabilities:
    Accrued expenses ....................   4,510      5,568          10,851
                                          -------    -------        --------

     NET CASH FROM OPERATING ACTIVITIES .       -          -         (65,226)
                                          -------    -------        --------

CASH FLOWS FROM INVESTING ACTIVITIES ....       -          -               -
                                          -------    -------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of Notes Payable ..............       -          -          65,444
                                          -------    -------        --------

     NET INCREASE IN CASH ...............       -          -             218


CASH - Beginning ........................     218          -               -
                                          -------    -------        --------



CASH - Ending ........................... $   218    $     -        $    218
                                          =======    =======        ========

                  See notes to condensed financial statements.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                                      For the Quarter Ended March 31, 2005, 2004
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


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

Pursuant to the plan of reorganization, the Company sold its operations to an unrelated third party. Effective August 9, 2000, the Company is in the development stage and is seeking to raise capital to fund possible acquisitions. The Company is actively searching for acquisition targets. As of May 16, 2005, the Company had not identified any such targets.

The Company has not commenced principal operations as of March 31, 2005 and there is no assurance that the Company will have the ability to carry out its business plan without raising sufficient debt or equity financing. Through March 31, 2005, the Company has raised $65,444 from debt financing and has raised an additional $7,500 through May 16, 2005 (Note 4); additional funds will be necessary. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that they will be successful. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any disclosures that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - Basis of Presentation

Our accompanying unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary to make the financial position, results of operations and cash flows not misleading as of March 31, 2005 and for all periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the full year. The condensed financial statements should be read in conjunction with the notes to the financial statements and in conjunction with the Company's audited financial statements for the period August 9, 2000 (Inception) through December 31, 2004, which are included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004. The accounting policies used to prepare the condensed financial statements are consistent with those described in the December 31, 2004 financial statements.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                                      For the Quarter Ended March 31, 2005, 2004
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


NOTE 3 - Summary of Significant Accounting Principles

STOCK BASED COMPENSATION

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide an alternative method of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net loss and loss per share in annual and interim financial statements. While the statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123, or the intrinsic value method of APB Opinion No. 25. The Company will account for employee stock based compensation if and when they issue any options or other contracts to issue common stock, according to APB Opinion No. 25. As of March 31, 2005, the Company had not issued any options or entered into any other contracts to issue common stock. Accordingly, the adoption of SFAS No. 148 did not have a material impact on net loss or pro forma net loss applying the fair value method.

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

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                                      For the Quarter Ended March 31, 2005, 2004
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


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

LOSS PER SHARE

The Company utilizes the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. During the period August 9, 2000 (Inception) through March 31, 2005, no options or other contracts to issue common stock were issued or entered into. Accordingly, basic and diluted earnings per share are identical. See Note 4 for the issuance of Senior Convertible Promissory Notes in January 2005, which contain a contingent conversion feature.

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

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                                      For the Quarter Ended March 31, 2005, 2004
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


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

On April 13, 2005, the Company borrowed an additional $7,500. It is contemplated that this obligation will be memorialized in a convertible promissory note on the same terms as the Notes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

         In the quarter ended March 31, 2005, we financed operations with an increase in accrued expenses in the amount of $4,510. On April 13, 2005, the Company borrowed an additional $7,500. These funds were utilized to satisfy most of the accrued expenses reflected on the Company's balance sheet at March 31, 2005. We are seeking to acquire business entities that will generate cash from operations.

         For the fiscal year ending December 31, 2005, we anticipate incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Exchange Act, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, we will not generate revenues. We may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's management, which is comprised solely of John Sharpe, has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c) and 5d-15(c). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. This material weakness is the result of the Company's complete dependence upon John M. Sharpe, Jr., who acts as both chief executive officer and chief financial officer, and the lack of staff with public accounting experience.

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


                                        INNER SYSTEMS, INC.


Date: May 20, 2005                      By: /s/ John M. Sharpe, Jr.
                                            -----------------------
                                            John M. Sharpe, Jr., President