Form 10QSB
period 2005-06-30
INNER SYSTEMS INC
filed 2005-08-16
CIK 1271551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark one)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2005
                                        -------------

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

The number of shares outstanding of the issuer's common stock, $.001 par value per share, as of August 12, 2005, is 1,000,000.

Transitional Small Business Disclosure Format (check one):

                        YES                NO     X
                            ---------         ---------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                                         CONDENSED BALANCE SHEET
                                                                     (unaudited)
________________________________________________________________________________


                                     ASSETS
                                     ------
                                                                       June 30,
                                                                         2005
                                                                      ---------

CURRENT ASSETS
  Cash ..........................................................     $     208
                                                                      ---------

            TOTAL ASSETS ........................................     $     208
                                                                      =========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
   Accrued expenses .............................................     $  18,381
    Notes payable ...............................................        77,444
                                                                      ---------
            TOTAL LIABILITIES ...................................        95,825
                                                                      ---------

CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Preferred stock, par value $0.001; 5,000,000 shares
    authorized, no shares issued and outstanding ................            --
   Common stock, par value $0.001; 20,000,000 shares
   authorized, 1,000,000 shares issued and outstanding ..........         1,000
   Additional paid in capital ...................................         9,000
   Deficit accumulated during the development stage .............      (105,617)
                                                                      ---------

            TOTAL STOCKHOLDERS' DEFICIENCY ......................       (95,617)
                                                                      ---------

            TOTAL LIABILITIES AND
             STOCKHOLDERS' DEFICIENCY ...........................     $     208
                                                                      =========

                  See notes to condensed financial statements.

                                                                                       INNER SYSTEMS, INC.
                                                                             (A Development Stage Company)

                                                                        CONDENSED STATEMENTS OF OPERATIONS
                                                                                               (unaudited)
__________________________________________________________________________________________________________

                                                                                           Cumulative from
                                                                                            August 9, 2000
                               Three Months Ended                 Six Months Ended          (Inception) to
                                   June 30,                           June 30,                 June 30,
                              2005             2004             2005             2004             2005
                          -----------      -----------      -----------      -----------    --------------
NET SALES ...........     $        --      $        --      $                $        --      $        --

GENERAL AND
 ADMINISTRATIVE
 EXPENSES ...........          18,447           16,492           21,972           22,060           91,825

INTEREST EXPENSE ....           1,093               --            2,078               --            3,792

IMPAIRMENT OF
 REORGANIZATION
 VALUE ..............              --               --               --               --           10,000
                          -----------      -----------      -----------      -----------      -----------

       NET LOSS .....     $   (19,540)     $   (16,492)     $   (24,050)     $   (22,060)     $  (105,617)
                          ===========      ===========      ===========      ===========      ===========

PER SHARE
 INFORMATION
  Basic and diluted,
   net loss per share     $      (.02)     $      (.02)     $      (.02)     $      (.02)
                          ===========      ===========      ===========      ===========

  Basic and diluted,
   weighted average
   shares outstanding       1,000,000        1,000,000        1,000,000        1,000,000
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

                                                     3

                                                                                       INNER SYSTEMS, INC.
                                                                             (A Development Stage Company)

                                                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                                                               (unaudited)
__________________________________________________________________________________________________________

                                                                                           Cumulative from
                                                                                            August 9, 2000
                                                                Six Months Ended           (Inception) to
                                                                    June 30,                  June 30,
                                                             2005              2004             2005
                                                          ---------         ---------      ---------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss .......................................        $ (24,050)        $ (22,060)        $(105,617)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
    Impairment of reorganization value ...........               --                --            10,000
   Changes in operating liabilities:
    Accrued expenses .............................           12,040           (12,886)           18,381
                                                          ---------         ---------         ---------


     NET CASH USED IN OPERATING
      ACTIVITIES .................................          (12,010)          (34,946)          (77,236)
                                                          ---------         ---------         ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES ......................................               --                --                --
                                                          ---------         ---------         ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Proceeds from notes payable ....................           12,000            38,000            77,444
                                                          ---------         ---------         ---------

NET (DECREASE) INCREASE IN CASH ..................              (10)            3,054               208


CASH - Beginning .................................              218                --                --
                                                          ---------         ---------         ---------


CASH - Ending ....................................        $     208         $   3,054         $     208
                                                          =========         =========         =========

                               See notes to condensed financial statements.

                                                     4

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                          For the Three and Six Months Ended June 30, 2005, 2004
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


NOTE 1 - Formation, Nature of Business and Going Concern

Inner Systems, Inc., a Delaware company (the "Company"), was organized in May 1997. The Company was in the business of providing concession services. On May 21, 1999, the Company filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. The petition was filed in the United States Bankruptcy Court for the Eastern District of New York and its plan of reorganization was confirmed on August 9, 2000 ("Inception Date").

Pursuant to the plan of reorganization, the Company sold its operations to an unrelated third party. Effective August 9, 2000, the Company is in the development stage and is seeking to raise capital to fund possible acquisitions. The Company is actively searching for acquisition targets. As of August 12, 2005, the Company had not identified any such targets.

The Company has not commenced principal operations as of June 30, 2005 and there is no assurance that the Company will have the ability to carry out its business plan without raising sufficient debt or equity financing. Through June 30, 2005, the Company has raised $77,444 from debt financing and has raised an additional $15,000 through August 12, 2005 (Note 4); additional funds will be necessary. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that they will be successful. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any disclosures that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - Basis of Presentation

The accompanying unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary to make the financial position, results of operations and cash flows not misleading as of June 30, 2005 and for all periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the full year. The condensed financial statements should be read in conjunction with the notes to the financial statements and in conjunction with the Company's audited financial statements for the period August 9, 2000 (Inception) through December 31, 2004, which are included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004. The accounting policies used to prepare the condensed financial statements are consistent with those described in the December 31, 2004 financial statements.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                          For the Three and Six Months Ended June 30, 2005, 2004
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


NOTE 3 - Summary of Significant Accounting Principles

STOCK BASED COMPENSATION

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide an alternative method of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net loss and loss per share in annual and interim financial statements. While the statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123, or the intrinsic value method of APB Opinion No. 25. The Company will account for employee stock based compensation if and when they issue any options or other contracts to issue common stock, according to APB Opinion No. 25. As of June 30, 2005, the Company had not issued any options or entered into any other contracts to issue common stock. Accordingly, the adoption of SFAS No. 148 did not have a material impact on net loss or pro forma net loss applying the fair value method.

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

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                          For the Three and Six Months Ended June 30, 2005, 2004
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


LOSS PER SHARE

The Company utilizes the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. During the period August 9, 2000 (Inception) through June 30, 2005, no options or other contracts to issue common stock were issued or entered into. Accordingly, basic and diluted earnings per share are identical. See Note 4 for the issuance of Senior Convertible Promissory Notes, which contain a contingent conversion feature.

NOTE 4 - Notes Payable

The Company financed operations through loans from various investors. Originally, these loans were evidenced by Demand Promissory Notes bearing interest at the rate of 6% per annum, although it was the intention of management of the Company and the investors to exchange these notes for convertible promissory notes which would be convertible into shares of the Company's common stock. On January 14, 2005, management finalized the specific terms of the agreement and form of documents and exchanged the original Demand Promissory Notes for Senior Convertible Promissory Notes (the "Notes"). The Notes, which represent $77,444 in the aggregate, continue to bear interest at the rate of 6% per annum and are generally due at the earlier of December 31, 2005, or a Change of Control Transaction (as defined below). Additionally, the Notes are only convertible when the Company consummates a Change of Control Transaction. A Change in Control Transaction shall mean (i) a sale of all or substantially all of the Company's assets, (ii) a transaction (or series of transactions, including merger, consolidation or other reorganization of the Company, or issuance of additional shares of capital stock of the Company other than in connection with capital raising transactions) which results in the holders of the Company's capital stock prior to the transaction owning less than 50% of the voting power, on a fully diluted, as-converted basis for all outstanding classes thereof, of the Company's capital stock after the transaction or (iii) a liquidation, dissolution or winding up of the Company. The Notes are convertible at various rates ranging from $.005 to $.05 per share, representing an aggregate of 4,248,880 shares potentially issuable. Since the conversion feature in the Notes is contingent on a future event outside the control of the investors, the contingent beneficial conversion feature, valued at approximately $77,000, will not be recognized until the contingency is resolved.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                          For the Three and Six Months Ended June 30, 2005, 2004
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


The holders of the Notes were also granted Registration Rights with respect to the shares of common stock issuable upon conversion of the Notes, if they are converted. These rights are evidenced by a Registration Rights Agreement between the Company and the holders of the Notes.

On July 25, 2005, the Company borrowed an additional $15,000, on the same terms as the Notes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended June 30, 2005, we financed operations by the issuance of demand notes payable in the aggregate amount of $12,000. On July 25, 2005, we borrowed an additional $15,000. These funds were utilized to satisfy accrued expenses and general administrative expenses included in the Company's statement of operations for the six months ended June 30, 2005. We are seeking to acquire business entities that will generate cash from operations.

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

PLAN OF OPERATIONS AND NEED FOR ADDITIONAL FINANCING

During the fiscal year ending December 31, 2005, we plan to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. We also plan to file all required periodic reports and to maintain our status as a fully-reporting company under the Exchange Act. In order to proceed with its plans for the next year, it is anticipated that we will require additional capital in order to meet our cash needs. These include the costs of compliance with the continuing reporting requirements of the Exchange Act as well as any costs we may incur in seeking business opportunities.

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


                                        INNER SYSTEMS, INC.


Date: August 12, 2005                   By: /s/ John M. Sharpe, Jr.
                                            -----------------------
                                            John M. Sharpe, Jr., President