Form 10QSB
period 2005-09-30
INNER SYSTEMS INC
filed 2005-11-18
CIK 1271551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark one)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2005
                                                 ------------------
                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
         ACT OF 1934

                  For the transition period from _______ to _______.


                         Commission file number 0-50490
                                                -------

                               INNER SYSTEMS, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

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

                              YES  X       NO
                                  ---         ---

         The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of November 15, 2005, is 1,000,000.

Transitional Small Business Disclosure Format (check one):  YES        NO  X
                                                                ---       ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  YES  X     NO
                                      ---       ---

                          PART I. FINANCIAL INFORMATION

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                                         CONDENSED BALANCE SHEET
                                                                     (unaudited)
________________________________________________________________________________


                                                                   SEPTEMBER 30,
                                                                       2005
                                                                   -------------
                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash ........................................................     $     161
                                                                     ---------

            TOTAL ASSETS .......................................     $     161
                                                                     =========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
   Accrued expenses ............................................     $  10,943
    Notes payable ..............................................        92,444
                                                                     ---------
            TOTAL LIABILITIES ..................................       103,387
                                                                     ---------

CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Preferred stock, par value $0.001; 5,000,000 shares
    authorized, no shares issued and outstanding ...............             -
   Common stock, par value $0.001; 20,000,000 shares
   authorized, 1,000,000 shares issued and outstanding .........         1,000
   Additional paid in capital ..................................         9,000
   Deficit accumulated during the development stage ............      (113,226)
                                                                     ---------

            TOTAL STOCKHOLDERS' DEFICIENCY .....................      (103,226)
                                                                     ---------

            TOTAL LIABILITIES AND
                  STOCKHOLDERS' DEFICIENCY .....................     $     161
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

                                                                                           CUMULATIVE FROM
                                                                                           AUGUST 9, 2000
                               THREE MONTHS ENDED                 NINE MONTHS ENDED        (INCEPTION) TO
                                  SEPTEMBER 30,                     SEPTEMBER 30,           SEPTEMBER 30,
                              2005             2004             2005             2004           2005
                          -----------      -----------      -----------      -----------   ---------------
NET SALES ...........    $          -       $        -      $         -      $         -     $         -

GENERAL AND
 ADMINISTRATIVE
 EXPENSES ...........           6,298            8,188           28,270           30,248          98,123

INTEREST EXPENSE ....           1,311                -            3,389                -           5,103

IMPAIRMENT OF
 REORGANIZATION
 VALUE ..............               -                -                -                -          10,000
                          -----------      -----------      -----------      -----------     -----------

       NET LOSS .....     $    (7,609)     $    (8,188)     $   (31,659)         (30,248)    $  (113,226)
                          ===========      ===========      ===========      ===========     ===========

PER SHARE INFORMATION
 Basic and diluted,
  net loss per share      $      (.01)     $      (.01)     $      (.03)            (.03)
                          ===========      ===========      ===========      ===========

 Basic and diluted,
  weighted average
  shares outstanding        1,000,000        1,000,000        1,000,000        1,000,000
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

                                                                                           CUMULATIVE FROM
                                                                                           AUGUST 9, 2000
                                                               NINE MONTHS ENDED           (INCEPTION) TO
                                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                                             2005              2004             2005
                                                          ---------         ---------      ---------------
CASH FLOWS FROM OPERATING  ACTIVITIES
  Net Loss .......................................        $ (31,659)        $ (30,248)        $(113,226)
  Adjustments to reconcile net loss to net cash
    used in  operating activities:
       Impairment of reorganization value ........                -                 -            10,000
  Changes in operating liabilities:
       Accrued expenses ..........................            4,602            (8,698)           10,943
                                                          ---------         ---------         ---------

     NET CASH USED IN OPERATING ACTIVITIES .......          (27,057)          (38,946)          (92,283)
                                                          ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES .............                -                 -                 -
                                                          ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable ....................           27,000            42,000            92,444
                                                          ---------         ---------         ---------

     NET INCREASE IN CASH ........................              (57)            3,054               161

CASH - Beginning .................................              218                 -                 -
                                                          ---------         ---------         ---------

CASH - Ending ....................................        $     161         $   3,054         $     161
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

                                                     4

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                         For the Three and Nine Months Ended September 30, 2005,
                             2004 and Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


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

Pursuant to the plan of reorganization, the Company sold its operations to an unrelated third party. Since the Inception Date, the Company has been in the development stage and is seeking to raise capital to fund possible acquisitions. The Company is actively searching for acquisition targets. As of November 15, 2005, the Company had not identified any such targets.

The Company has not commenced principal operations as of September 30, 2005 and there is no assurance that the Company will have the ability to carry out its business plan without raising sufficient debt or equity financing. Through September 30, 2005, the Company raised $92,444 from debt financing and has raised an additional $6,500 through November 4, 2005 (Note 4); additional funds will be necessary. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that they will be successful. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any disclosures that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary to make the financial position, results of operations and cash flows not misleading as of September 30, 2005 and for all periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the full year. The condensed financial statements should be read in conjunction with the notes to the financial statements and in conjunction with the Company's audited financial statements for the period August 9, 2000 (Inception) through December 31, 2004, which are included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004. The accounting policies used to prepare the condensed financial statements are consistent with those described in the December 31, 2004 financial statements.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                         For the Three and Nine Months Ended September 30, 2005,
                             2004 and Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

STOCK BASED COMPENSATION

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide an alternative method of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net loss and loss per share in annual and interim financial statements. While the statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123, or the intrinsic value method of APB Opinion No. 25. The Company will account for employee stock based compensation if and when they issue any options or other contracts to issue common stock, according to APB Opinion No. 25. As of September 30, 2005, the Company had not issued any options or entered into any other contracts to issue common stock. Accordingly, pro forma financial information is not presented.

In December 2004, the FASB issued SFAS No. 123R "Share Based Payment." This statement is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123 addresses all forms of share base payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for the Company as of January 1, 2006. The Company does not expect the adoption of SFAS No. 123R to have a material effect on its financial position, results of operations or cash flows.

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

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                         For the Three and Nine Months Ended September 30, 2005,
                             2004 and Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


LOSS PER SHARE

The Company utilizes the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. During the period August 9, 2000 (Inception) through September 30, 2005, no options or other contracts to issue common stock were issued or entered into. Accordingly, basic and diluted earnings per share are identical. See Note 4 for the issuance of Senior Convertible Promissory Notes, which contain a contingent conversion feature.

NOTE 4 - NOTES PAYABLE

The Company financed operations through loans from various investors. Originally, these loans were evidenced by Demand Promissory Notes bearing interest at the rate of 6% per annum, although it was the intention of management of the Company and the investors to exchange these notes for convertible promissory notes which would be convertible into shares of the Company's common stock. On January 14, 2005, management finalized the specific terms of the agreement and form of documents and exchanged the original Demand Promissory Notes for Senior Convertible Promissory Notes (the "Notes"). The Notes, which represent $92,444 in the aggregate and continue to bear interest at the rate of 6% per annum. The due date for the Notes was originally set at the earlier of December 31, 2005, or a Change of Control Transaction (as defined below). However, by letter agreement dated November 14, 2005, the Company and the holders of the Notes agreed to extend the due date to the earlier of December 31, 2006, or a Change of Control Transaction. Additionally, the Notes are only convertible when the Company consummates a Change of Control Transaction. A Change in Control Transaction shall mean (i) a sale of all or substantially all of the Company's assets, (ii) a transaction (or series of transactions, including merger, consolidation or other reorganization of the Company, or issuance of additional shares of capital stock of the Company other than in connection with capital raising transactions) which results in the holders of the Company's capital stock prior to the transaction owning less than 50% of the voting power, on a fully diluted, as-converted basis for all outstanding classes thereof, of the Company's capital stock after the transaction or (iii) a liquidation, dissolution or winding up of the Company. The Notes are convertible at various rates ranging from $.005 to $.05 per share, representing an aggregate of 4,548,880 shares potentially issuable. Since the conversion feature in the Notes is contingent on a future event outside the control of the investors, the contingent beneficial conversion feature, valued at approximately $92,000 will not be recognized until the contingency is resolved.

The holders of the Notes were also granted Registration Rights with respect to the shares of common stock issuable upon conversion of the Notes, if they are converted. These rights are evidenced by a Registration Rights Agreement between the Company and the holders of the Notes.

On November 4, 2005, the Company borrowed an additional $6,500 on the same terms as the Notes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

         In the nine months ended September 30, 2005, we financed operations by the issuance of demand notes payable in the aggregate amount of $27,000. On November 4, 2005, we borrowed an additional $6,500. These funds were utilized to satisfy accrued expenses and general administrative expenses included in the Company's statement of operations for the nine months ended September 30, 2005. We are seeking to acquire business entities that will generate cash from operations.

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

Date:    November 18, 2005              INNER SYSTEMS, INC.



                                        By: /s/ John M. Sharpe, Jr.
                                            -----------------------
                                            John M. Sharpe, Jr., President