Form 10KSB
period 2005-12-31
INNER SYSTEMS INC
filed 2006-04-12
CIK 1271551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(MARK ONE)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                   -----------------

                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         FOR THE TRANSITION PERIOD FROM __________ TO __________

                           COMMISSION FILE NO. 0-50490

                               INNER SYSTEMS, INC.
                               -------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           NEW YORK                                              11-3447096
-------------------------------                                  ----------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

    1895 BYRD DRIVE, EAST MEADOW, NY                               11554
----------------------------------------                          -------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

ISSUER'S TELEPHONE NUMBER:  (516) 794-2179

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT: COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES __X__  NO _____

State the issuer's revenues for its most recent fiscal year:  $0.

As of March 31, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $80,822, computed by reference to the closing bid price of the registrant's common stock on the OTC Bulletin Board.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, $0.001 par value per share, as of March 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):  YES _____  NO __X__

                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2005

ITEM                                                                        PAGE
----                                                                        ----

PART I

1.       Description of Business ....................................          1

2.       Description of Property ....................................          8

3.       Legal Proceedings ..........................................          8

4.       Submission of Matters to a Vote of Security Holders ........          8


PART II

5.       Market for Common Equity and Related Stockholder Matters ...          8

6.       Management's Discussion and Analysis or Plan of Operation ..          9

7.       Financial Statements ....................................... F-1 - F-11

8.       Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure ...................................         11

8A.      Controls and Procedures ....................................         11

8B.      Other Information ..........................................         11


PART III

9.       Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act ..........         12

10.      Executive Compensation .....................................         13

11.      Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters .................         13

12.      Certain Relationships and Related Transactions .............         13

13.      Exhibits and Reports on Form 8-K ...........................         14

14.      Principal Accountant Fees and Services .....................         14

Signatures ..........................................................         15

                                     PART I
                                     ------

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

POTENTIAL CANDIDATE

         We regularly evaluate potential candidates. However, at the present time, we have not reached any agreement or definitive understanding with any person concerning an acquisition.

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

         Prior to making a decision to participate in a business opportunity, we will request that we be provided with written materials regarding the business opportunity. These materials should generally contain such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced simultaneously with completion of a merger transaction; and other information deemed relevant.

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

         We will not acquire or merge with any entity that cannot provide audited financial statements simultaneously or immediately following closing of the proposed transaction. We are subject to the reporting requirements included in the Securities Exchange Act of 1934 (the "Exchange Act"). Included in these requirements is the duty to make a detailed filing on a Form 8-K with the U.S. Securities and Exchange Commission ("SEC") immediately upon consummation of a merger or acquisition, as well as audited financial statements included in its annual report on Form 10-KSB. If such information and audited financial statements are not available at closing, or within time parameters necessary to ensure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at our discretion.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our shareholders during the fiscal year ended December 31, 2005.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

         Since May 10, 2005, our common stock has been traded on the OTC Bulletin Board under the trading symbol "ISYM." Although quotations for shares of our common stock may be obtained through the OTC Bulletin Board, because secondary market activity for shares of our common stock has been limited and sporadic, such quotations may not accurately reflect the price or prices at which purchasers or sellers would currently be willing to purchase or sell such shares. The quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

         The following table sets forth the high and low closing prices per share for our common stock for the quarters indicated:

Year ended December 31, 2005                     High           Low
----------------------------                    ------         ------
Second Quarter (beginning May 10, 2005)         $ 0.04         $ 0.04
Third Quarter                                   $ 0.31         $ 0.04
Fourth Quarter                                  $ 0.36         $ 0.12

         On March 31, 2006, the closing price of our common stock on the OTC Bulletin Board was $0.34 per share.

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

         The Company has financed its operations through loans from various investors. The loans are evidenced by Senior Convertible Promissory Notes in the aggregate amount of $98,944. These securities were offered and sold pursuant to the private offering exemption provided under Section 4(2) of the Securities Act of 1933, as amended.

STOCKHOLDERS

         As of March 31, 2006, there were approximately 124 holders of record of the Company's Common Stock.

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

LIQUIDITY AND CAPITAL RESOURCES

         In the year ended December 31, 2005, we financed operations with the issuance of Senior Convertible Promissory Notes (the "Notes"). For the year ended December 31, 2005, the Company issued Notes payable in the aggregate amount of $33,500. Proceeds from the sale of the Notes were used to satisfy substantially all of the accrued expenses reflected on the Company's balance sheet at December 31, 2005, and the balance will be used for working capital purposes.

         In February 2006, the Company received additional advances of $13,131. The Company expects that these advances will be converted into notes on the same terms as the existing Notes.

         Until then, we will rely on loan proceeds or proceeds from the sale of our securities to fund our operations. There is no assurance that we will be able to continue generating funds from loans by investors. We are seeking to acquire business entities that will generate cash from operations.

         For the fiscal year ending December 31, 2006, we anticipate incurring a loss as a result of continued expenses associated with compliance with the reporting requirements of the Exchange Act, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

PLAN OF OPERATIONS AND NEED FOR ADDITIONAL FINANCING

         During the fiscal year ending December 31, 2006, we plan to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. We also plan to file all required periodic reports and to maintain our status as a fully-reporting company under the Exchange Act. In order to proceed with its plans for the next year, it is anticipated that we will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Exchange Act as well as any costs we may incur in seeking business opportunities.

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

ITEM 7.  FINANCIAL STATEMENTS

                               INNER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                    CONTENTS


                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM .................... F-2

FINANCIAL STATEMENTS

  Balance Sheets ........................................................... F-3

  Statements of Operations ................................................. F-4

  Statement of Stockholders' Deficiency .................................... F-5

  Statements of Cash Flows ................................................. F-6

NOTES TO FINANCIAL STATEMENTS ....................................... F-7 - F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Inner Systems, Inc.

We have audited the accompanying balance sheets of Inner Systems, Inc. (a development stage company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders' deficiency and cash flows for the years then ended and for the period August 9, 2000 through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inner Systems, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended and for the period August 9, 2000 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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


                                       /S/ MARCUM AND KLIEGMAN LLP

March 31, 2006
Melville, NY

                               INNER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

ASSETS
------
                                                               December 31,
                                                          ---------------------
                                                             2005        2004
                                                          ---------   ---------
CURRENT ASSETS
--------------
   Cash ................................................  $   3,376   $     218
                                                          ---------   ---------
          TOTAL ASSETS .................................  $   3,376   $     218
                                                          =========   =========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES
-------------------
   Accrued expenses ....................................  $  15,457   $   6,341
   Notes payable .......................................     98,944      65,444
                                                          ---------   ---------
          TOTAL LIABILITIES ............................    114,401      71,785
                                                          ---------   ---------

CONTINGENCIES
-------------

STOCKHOLDERS' DEFICIENCY
------------------------
   Preferred stock, par value $0.001; 5,000,000 shares
    authorized, no shares issued and outstanding .......         --          --
   Common stock, par value $0.001; 20,000,000 shares
    authorized, 1,000,000 shares issued and outstanding       1,000       1,000
   Additional paid in capital ..........................      9,000       9,000
   Deficit accumulated during the development stage ....   (121,025)    (81,567)
                                                          ---------   ---------

          TOTAL STOCKHOLDERS' DEFICIENCY ...............   (111,025)    (71,567)
                                                          ---------   ---------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIENCY ....................  $   3,376   $     218
                                                          =========   =========

   The accompanying notes are an integral part of these financial statements.

                                          INNER SYSTEMS, INC.
                                     (A DEVELOPMENT STAGE COMPANY)

                                       STATEMENTS OF OPERATIONS
                                                                                       CUMULATIVE FROM
                                                                                       AUGUST 9, 2000
                                                               YEAR ENDED                (INCEPTION)
                                                              DECEMBER 31,             TO DECEMBER 31,
                                                      ---------------------------      ---------------
                                                         2005             2004               2005
                                                      ----------       ----------         ---------

NET SALES ......................................      $       --       $       --         $      --
---------                                             ----------       ----------         ---------

GENERAL AND ADMINISTRATIVE EXPENSES ............          34,616           42,265           104,469
-----------------------------------

INTEREST EXPENSE ...............................           4,842            1,714             6,556
----------------

IMPAIRMENT OF REORGANIZATION VALUE .............              --               --            10,000
----------------------------------                    ----------       ----------         ---------

          NET LOSS .............................      $  (39,458)      $  (43,979)        $(121,025)
                                                      ==========       ==========         =========

PER SHARE INFORMATION
---------------------
   Basic and diluted, net loss per share .......      $     (.04)      $    (0.04)
                                                      ==========       ==========

   Basic and diluted, weighted shares
    outstanding ................................       1,000,000        1,000,000
                                                      ==========       ==========

               The accompanying notes are an integral part of these financial statements.

                                                  F-4

                                          INNER SYSTEMS, INC.
                                     (A DEVELOPMENT STAGE COMPANY)

                                 STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                                               DEFICIT
                                                                             ACCUMULATED
                                           COMMON STOCK        ADDITIONAL     DURING THE
                                        -------------------      PAID IN     DEVELOPMENT
                                         SHARES      AMOUNT      CAPITAL        STAGE         TOTAL
                                        ---------    ------    ----------    -----------    ---------
BALANCE - August 9, 2000 (Inception)    1,000,000    $1,000      $9,000       $      --     $  10,000
-------

    Net loss .......................           --        --          --         (10,000)      (10,000)
                                        ---------    ------      ------       ---------     ---------

BALANCE - December 31, 2001 ........    1,000,000     1,000       9,000         (10,000)           --
-------

    Net loss .......................           --        --          --              --            --
                                        ---------    ------      ------       ---------     ---------

BALANCE - December 31, 2002 ........    1,000,000     1,000       9,000         (10,000)           --
-------

    Net loss .......................           --        --          --         (27,588)      (27,588)
                                        ---------    ------      ------       ---------     ---------

BALANCE - December 31, 2003 ........    1,000,000     1,000       9,000         (37,588)      (27,588)
-------

    Net loss .......................           --        --          --         (43,979)      (43,979)
                                        ---------    ------      ------       ---------     ---------

BALANCE - December 31, 2004 ........    1,000,000     1,000       9,000         (81,567)      (71,567)
-------

    Net loss .......................           --        --          --         (39,458)      (39,458)
                                        ---------    ------      ------       ---------     ---------

BALANCE - December 31, 2005 ........    1,000,000    $1,000      $9,000       $(121,025)    $(111,025)
-------                                 =========    ======      ======       =========     =========

               The accompanying notes are an integral part of these financial statements.

                                                  F-5

                                          INNER SYSTEMS, INC.
                                     (A DEVELOPMENT STAGE COMPANY)

                                       STATEMENTS OF CASH FLOWS
                                                                                       CUMULATIVE FROM
                                                                                       AUGUST 9, 2000
                                                           FOR THE YEAR ENDED            (INCEPTION)
                                                               DECEMBER 31,            TO DECEMBER 31,
                                                          2005             2004              2005
                                                        --------         --------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Net loss ......................................        $(39,458)        $(43,979)        $(121,025)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Impairment of reorganization value ........              --               --            10,000
   Changes in operating liabilities:
     Accrued expenses ..........................           9,116          (21,247)           15,457
                                                        --------         --------         ---------

       NET CASH USED IN OPERATING ACTIVITIES ...         (30,342)         (65,226)          (95,568)
                                                        --------         --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES ...........              --               --                --
------------------------------------                    --------         --------         ---------


CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
     Issuance of Notes Payable .................          33,500           65,444            98,944
                                                        --------         --------         ---------

       NET INCREASE IN CASH ....................           3,158              218             3,376


CASH - Beginning ...............................             218               --                --
----                                                    --------         --------         ---------


CASH - Ending ..................................        $  3,376         $    218         $   3,376
----                                                    ========         ========         =========

               The accompanying notes are an integral part of these financial statements.

                                                  F-6

                               INNER SYSTEMS, INC.
                          (A DEVELOPMENT STATE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Formation, Nature of Business and Going Concern
         -----------------------------------------------

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

Pursuant to the plan of reorganization, the Company sold its operations to an unrelated third party. Effective August 9, 2000, the Company entered the development stage and is seeking to raise capital to fund possible acquisitions. The Company is actively searching for acquisition targets. As of March 31, 2006, the Company had not identified any such targets.

The Company has not commenced principal operations as of December 31, 2005 and there is no assurance that the Company will have the ability to carry out its business plan without raising sufficient debt or equity financing. Through March 31, 2006, the Company has raised $112,075 from debt financing (Note 4), including $13,131 in February 2006; additional funds will be necessary. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that they will be successful. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any disclosures that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - Summary of Significant Accounting Principles
         --------------------------------------------

Stock Based Compensation
------------------------
The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide an alternative method of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 25, "Interim Financial Reporting," to require disclosure in the summary of significant accounting polices of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net loss and loss per share in annual and interim financial statements.

While the statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123, or the intrinsic value method of APB Opinion No. 25. The Company will account for stock based compensation if and when they issue any options or other contracts to issue common stock, according to APB Opinion No. 25. As of December 31, 2005 the Company had not issued any options or entered into any other contracts to issue common stock, with respect to stock based compensation. Accordingly, pro forma financial information is not provided.

                               INNER SYSTEMS, INC.
                          (A DEVELOPMENT STATE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

Stock Based Compensation, continued
-----------------------------------
In December 2004, the FASB issued SFAS No. 123R "Share Based Payment." This statement is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123 addresses all forms of share base payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair market value on the awards grant date, based on the estimated number of awards that are expected to vest. This statement is effective for the Company as of January 1, 2006. The Company does not expect the adoption of SFAS No. 123R to have a material effect on its financial position, results of operations or cash flows.

Income Taxes
------------
The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

At December 31, 2005, the Company had net operating loss carry forwards of approximately $110,000, which expire through 2025. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited. Based on this and the fact that the Company has not generated any taxable income through December 31, 2005, the deferred tax asset of approximately $37,000 and $24,000 at December 31, 2005 and 2004, respectively, has been offset by a valuation allowance of $37,000 and $24,000.

Use of Estimates in the Financial Statements
--------------------------------------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss Per Share
--------------
The Company adopted the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. During the period August 9, 2000 (Inception) through December 31, 2005, no options or other contracts to issue common stock were issued or entered into. Accordingly, basic and diluted earnings per share are identical. See Note 4 for the issuance of Senior Convertible Promissory Notes, which contain a contingent conversion feature.

                               INNER SYSTEMS, INC.
                          (A DEVELOPMENT STATE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

New Accounting Pronouncements
-----------------------------
In December 2004, the FASB issued SFAS No. 153, "Exchange Nonmonetary Assets, an amendment of APB Opinion No. 29." This Statement eliminates the exception from fair value measurements for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception of exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material effect on the Company's financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in a statement of operations. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company's financial position or results of operations.

In September 2005, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). In September 2005, the FASB also ratified EITF Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature", which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in stockholders' deficiency for book purposes, but as a liability for income tax purposes) and, if so, whether that basis difference is a temporary difference under SFAS No. 109, "Accounting for Income Taxes." The adoption of these Issues, which are required to be applied to reporting periods beginning after December 31, 2005, is not expected to have a material effect on the Company's financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 clarifies certain issues relating to embedded derivatives and beneficial interests in securitized financial assets, including permitting fair value measurement for any hybrid financial instrument that contains an embedded derivative, eliminating the prohibition on a qualifying special-purpose entity from holding certain derivative instruments, and providing clarification that concentrations of credit risk in the form of subordination are not embedded derivatives. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

                               INNER SYSTEMS, INC.
                          (A DEVELOPMENT STATE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - Bankruptcy Proceedings
         ----------------------

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

                               INNER SYSTEMS, INC.
                          (A DEVELOPMENT STATE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - Notes Payable
         -------------

The Company financed operations through loans from various investors. Originally, these loans were evidenced by Demand Promissory Notes bearing interest at the rate of 6% per annum, although it was the intention of management of the Company and the investors to exchange these notes for convertible promissory notes which would be convertible into shares of the Company's common stock. On January 14, 2005, management finalized the specific terms of their agreement and form of documents and exchanged the original Demand Promissory Notes for Senior Convertible Promissory Notes (the "Notes"). The Notes, which represent $98,944 in the aggregate as of December 31, 2005, continue to bear interest at the rate of 6% per annum and are generally due at the earlier of December 31, 2006, or a Change of Control Transaction (as defined below). Additionally, the Notes are only convertible when the Company consummates a Change of Control Transaction. A Change in Control Transaction shall mean (i) a sale of all or substantially all of the Company's assets, (ii) a transaction (or series of transactions, including merger, consolidation or other reorganization of the Company, or issuance of additional shares of capital stock of the Company other than in connection with capital raising transactions) which results in the holders of the Company's capital stock prior to the transaction owning less than 50% of the voting power, on a fully diluted, as-converted basis for all outstanding classes thereof, of the Company's capital stock after the transaction or (iii) a liquidation, dissolution or winding up of the Company. The Notes are convertible at various rates ranging from $.005 to $.05 per share, representing an aggregate of 4,678,880 shares potentially issuable. Since the conversion feature in the Notes is contingent on a future event outside the control of the investors, the contingent beneficial conversion feature, valued at approximately $98,944, will not be recognized until the contingency is resolved.

The holders of the Notes were also granted Registration Rights with respect to the shares of common stock issuable upon conversion of the Notes, if they are converted. These rights are evidenced by a Registration Rights Agreement between the Company and the holders of the Notes; such registration rights do not become effective until a Change in Control Transaction occurs.

In February 2006, the Company received additional advances of $13,131. The Company expects that these advances will be converted into notes on the same terms as the existing Notes.

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


ITEM 8B. OTHER INFORMATION

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors, executive officers and key employees of the Company are:

NAME                            AGE             POSITION
----                            ---             --------

John M. Sharpe, Jr.             53              President, CEO, CFO and Director

         John M. Sharpe, 53, is the President and sole Director of the Company. In addition, Mr. Sharpe is currently Chief Financial Officer of The Landtek Group, Inc. and has been since 2000. From 1997 through 2000, Mr. Sharpe was also a Director of Finance for the Company during the pendency of its reorganization pursuant to Chapter 11 of the Bankruptcy Code and the United States Bankruptcy Court for the Eastern District of New York. Prior to that, from 1994 to 1997, Mr. Sharpe was the Chief Financial Officer of Executive Plan Design, a privately held full service brokerage firm. Mr. Sharpe will devote very little time to our affairs, generally less than 20 hours per month.

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

ITEM 10. EXECUTIVE COMPENSATION

         No Director or Executive Officer of the Company received any cash compensation during the fiscal years ended December 31, 2005 or 2004. John Sharpe spends part time on the business of the Company.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         As of March 31, 2006, we had 1,000,000 shares of Common Stock issued and outstanding. The following table sets forth, as of March 30, 2006, the beneficial ownership of our outstanding shares of common stock by (1) the only persons who own of record or are known to own, beneficially, more than 5% of our Common Stock; (2) each director and executive officer of the Company; and (3) all directors and officers as a group.

NAME                                            NO. OF SHARES            PERCENT
----                                            -------------            -------

John M. Sharpe, Jr.                                762,291                76.2%

Pryor & Mandelup                                    65,000                 6.5%

All directors and officers as a group              762,291                76.2%

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Marcum and Kliegman LLP has served as the Company's Certified Public Accountants since the year 2003. Audit fees during the year ended December 31, 2004 were $15,500. Audit fees for the year ended December 31, 2005 were $16,150. During the year ended December 31, 2004, there were $1,990 of fees for tax services. There were no other services rendered by Marcum and Kliegman LLP during 2005 or 2004.

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

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INNER SYSTEMS, INC.


Date:  April 7, 2006                    By: /s/ John M. Sharpe, Jr.
                                            -----------------------
                                            John M. Sharpe, Jr., President



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


SIGNATURE                         TITLE                            DATE
---------                         -----                            ----

/s/ John M. Sharpe, Jr.           President/Principal              April 7, 2006
-----------------------           Executive and Director
John M. Sharpe, Jr.