Form 10QSB
period 2006-03-31
INNER SYSTEMS INC
filed 2006-05-15
CIK 1271551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2006
                                        --------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _________ to _________

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

                             YES __X__   NO _____

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                             YES __X__   NO _____

         The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of May 10, 2006, is 1,000,000.

         Transitional Small Business Disclosure Format (check one):

                             YES _____   NO __X__

                          PART I. FINANCIAL INFORMATION

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                                         CONDENSED BALANCE SHEET
                                                                     (unaudited)
________________________________________________________________________________


                                     ASSETS
                                     ------
                                                                      March 31,
                                                                         2006
                                                                      ---------

CURRENT ASSETS
--------------
  Cash ............................................................   $   2,045
                                                                      ---------
TOTAL ASSETS ......................................................   $   2,045
                                                                      =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
-------------------
  Accrued Expenses ................................................   $  10,570
  Notes payable ...................................................     112,075
                                                                      ---------
    TOTAL LIABILITIES .............................................   $ 122,645
                                                                      ---------

CONTINGENCIES
-------------

STOCKHOLDERS' DEFICIENCY
------------------------
Preferred stock, par value $0.001; 5,000,000 shares authorized,
  no shares issued and outstanding ................................           -
Common stock, par value $0.001; 20,000,000 shares authorized,
  1,000,000 shares issued and outstanding .........................       1,000
Additional paid in capital ........................................       9,000
Deficit accumulated during the development stage ..................    (130,600)
                                                                      ---------

    TOTAL STOCKHOLDERS' DEFICIENCY ................................    (120,600)
    ------------------------------                                    ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ................   $   2,045
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

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                              CONDENSED STATEMENTS OF OPERATIONS
                                                                     (unaudited)
________________________________________________________________________________


                                                                 Cumulative from
                                         Three Months Ended       August 9, 2000
                                              March 31,            (Inception)
                                     --------------------------    to March 31,
                                         2006           2005           2006
                                     -----------    -----------  ---------------

NET SALES .........................  $         -    $         -    $         -
---------

GENERAL AND ADMINISTRATIVE EXPENSES        8,025          3,525        112,494
-----------------------------------

INTEREST EXPENSE ..................        1,550            985          8,106
----------------

IMPAIRMENT OF REORGANIZATION VALUE             -              -         10,000
----------------------------------   -----------    -----------    -----------

  NET LOSS ........................  $    (9,575)   $    (4,510)   $  (130,600)
                                     ===========    ===========    ===========

PER SHARE INFORMATION
---------------------
  Basic and diluted,
   net loss per share .............  $      (.01)   $      (.00)
                                     ===========    ===========

  Basic and diluted,
   weighted average common
   shares outstanding .............    1,000,000      1,000,000
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

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                              CONDENSED STATEMENTS OF CASH FLOWS
                                                                     (unaudited)
________________________________________________________________________________


                                                 For the         Cumulative from
                                           Three Months Ended     August 9, 2000
                                                March 31,          (Inception)
                                           -------------------     to March 31,
                                             2006       2005           2006
                                           --------   --------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ................................  $ (9,575)  $ (4,510)     $(130,600)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Impairment of reorganization value ..         -          -         10,000
  Changes in operating liabilities:
    Accrued expenses ....................    (4,887)     4,510         10,570
                                           --------   --------      ---------

    NET CASH USED IN OPERATING ACTIVITIES   (14,462)         -       (110,030)
                                           --------   --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES ....         -          -              -
                                           --------   --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Notes Payable .............    13,131          -        112,075
                                           --------   --------      ---------

  NET (DECREASE) INCREASE IN CASH .......    (1,331)         -          2,045

CASH - Beginning ........................     3,376        218              -
                                           --------   --------      ---------

CASH - Ending ...........................  $  2,045   $    218      $   2,045
                                           ========   ========      =========

                   See notes to condensed financial statements

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                                      For the Quarter Ended March 31, 2006, 2005
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


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

Pursuant to the plan of reorganization, the Company sold its operations to an unrelated third party. Effective August 9, 2000, the Company is in the development stage and is seeking to raise capital to fund possible acquisitions. The Company is actively searching for acquisition targets. As of May 10, 2006, the Company has no agreement to acquire or merge with any specific business or company.

The Company has not commenced principal operations as of March 31, 2006 and there is no assurance that the Company will have the ability to carry out its business plan without raising sufficient debt or equity financing. Through March 31, 2006, the Company has raised $112,075 from debt financing (Note 4), plus an additional $4,500 in May 2006; additional funds will be necessary. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that they will be successful. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any disclosures that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - Basis of Presentation
         ---------------------

The accompanying unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary to make the financial position, results of operations and cash flows not misleading as of March 31, 2006 and for all periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any other interim period or the full year. The condensed financial statements should be read in conjunction with the notes to the financial statements and in conjunction with the Company's audited financial statements for the period August 9, 2000 (Inception) through December 31, 2005, which are included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005. The accounting policies used to prepare the condensed financial statements are consistent with those described in the December 31, 2005 financial statements.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                                      For the Quarter Ended March 31, 2006, 2005
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


NOTE 3 - Summary of Significant Accounting Principles
         --------------------------------------------

STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment." This statement is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. The Company adopted the provisions of SFAS 123R as of January 1, 2006. The adoption of SFAS No. 123R did not have a material effect on the Company's financial position, results of operations or cash flows, as the Company has not issued any SBP awards.

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

LOSS PER SHARE

The Company adopted the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. During the period August 9, 2000 (Inception) through March 31, 2006, no options or other contracts to issue common stock were issued or entered into. Accordingly, basic and diluted earnings per share are identical. See Note 4 for the issuance of Senior Convertible Promissory Notes, which contain a contingent conversion feature.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                                      For the Quarter Ended March 31, 2006, 2005
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


NOTE 4 - Notes Payable
         -------------

The Company financed operations through loans from various investors. Originally, these loans were evidenced by Demand Promissory Notes bearing interest at the rate of 6% per annum, although it was the intention of management of the Company and the investors to exchange these notes for convertible promissory notes which would be convertible into shares of the Company's common stock. On January 14, 2005, management finalized the specific terms of their agreement and form of documents and exchanged the original Demand Promissory Notes for Senior Convertible Promissory Notes (the "Notes"). The Notes, which represent $112,075 in the aggregate, continue to bear interest at the rate of 6% per annum and are generally due at the earlier of December 31, 2006, or a Change of Control Transaction (as defined below). Additionally, the Notes are only convertible when the Company consummates a Change of Control Transaction. A Change in Control Transaction shall mean (i) a sale of all or substantially all of the Company's assets, (ii) a transaction (or series of transactions, including merger, consolidation or other reorganization of the Company, or issuance of additional shares of capital stock of the Company other than in connection with capital raising transactions) which results in the holders of the Company's capital stock prior to the transaction owning less than 50% of the voting power, on a fully diluted, as-converted basis for all outstanding classes thereof, of the Company's capital stock after the transaction or (iii) a liquidation, dissolution or winding up of the Company. The Notes are convertible at various rates ranging from $.005 to $.40 per share, representing an aggregate of 4,711,707 shares potentially issuable. Since the conversion feature in the Notes is contingent on a future event outside the control of the investors, the contingent beneficial conversion feature, valued at approximately $112,000, will not be recognized until the contingency is resolved.

The holders of the Notes were also granted registration rights with respect to the shares of common stock issuable upon conversion of the Notes, if they are converted. These rights are evidenced by a Registration Rights Agreement between the Company and the holders of the Notes; such registration rights do not become effective until a Change in Control transaction occurs.

In May 2006, the Company received additional advances of $4,500. The Company expects that these advances will be converted into notes on the same terms as the existing notes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         In the quarter ended March 31, 2006, we financed operations by the issuance of Senior Convertible Promissory Notes in the aggregate amount of $13,131. These funds were utilized to satisfy accrued expenses and general administrative expenses included in our Statement of Operations for the three months ended March 31, 2006. We are seeking to acquire business entities that will generate cash from operations.

         For the fiscal year ending December 31, 2006, we anticipate incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Exchange Act, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, we will not generate revenues. We may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

PLAN OF OPERATIONS AND NEED FOR ADDITIONAL FINANCING

         During the fiscal year ending December 31, 2006, we plan to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. We also plan to file all required periodic reports and to maintain our status as a fully-reporting company under the Exchange Act. In order to proceed with our plans for the next year, it is anticipated that we will require additional capital in order to meet our cash needs. These include the costs of compliance with the continuing reporting requirements of the Exchange Act as well as any costs we may incur in seeking business opportunities.

         Based upon our current cash reserves, we do not have adequate resources to meet our short-term or long-term cash requirements. No specific commitments to provide additional funds have been made by management, the principal stockholders or other stockholders, and we have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover our expenses. Notwithstanding the foregoing, to the extent that additional funds are required, we anticipate receiving such funds in the form of advances from current stockholders without the issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering. As a result, these conditions raise substantial doubt about our ability to continue as a going concern.

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

ITEM 3.  CONTROLS AND PROCEDURES
         -----------------------

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         Not Applicable.


ITEM 2.  CHANGES IN SECURITIES
         ---------------------

         Not Applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         Not Applicable


ITEM 5.  OTHER INFORMATION
         -----------------

         Not Applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         a. EXHIBITS.

            31  Certification of CEO and CFO Pursuant to Section 302

            32  Certification of CEO and CFO Pursuant to Section 906

         b. FORM 8-K.  NONE

                                   SIGNATURES
                                   ----------


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INNER SYSTEMS, INC.


Date:    May 10, 2006                   By: /s/ John M. Sharpe, Jr.
                                            -----------------------
                                            John M. Sharpe, Jr., President