Form 10QSB
period 2006-06-30
INNER SYSTEMS INC
filed 2006-08-18
CIK 1271551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2006
                                        -------------

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

                             YES __X__   NO _____

         The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of August 16, 2006, is 1,000,000.

         Transitional Small Business Disclosure Format (check one):

                             YES _____   NO __X__

                          PART I. FINANCIAL INFORMATION

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                                         CONDENSED BALANCE SHEET
                                                                     (unaudited)
________________________________________________________________________________


                                     ASSETS
                                     ------

                                                                       June 30,
                                                                         2006
                                                                      ---------
CURRENT ASSETS
--------------
  Cash .........................................................      $   1,625
                                                                      ---------
TOTAL ASSETS ...................................................      $   1,625
                                                                      =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
-------------------
  Accrued Expenses .............................................      $  13,666
  Notes payable ................................................        116,575
                                                                      ---------
    TOTAL LIABILITIES ..........................................        130,241
                                                                      ---------
CONTINGENCIES
-------------

STOCKHOLDERS' DEFICIENCY
------------------------
Preferred stock, par value $0.001; 5,000,000 shares
authorized, no shares issued and outstanding ...................              -

Common stock, par value $0.001; 20,000,000 shares
 authorized, 1,000,000 shares
issued and outstanding .........................................          1,000
Additional paid in capital .....................................          9,000
Deficit accumulated during the development stage ...............       (138,616)
                                                                      ---------

    TOTAL STOCKHOLDERS' DEFICIENCY .............................       (128,616)
    ------------------------------                                    ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY .............      $   1,625
                                                                      =========

                  See notes to condensed financial statements.


                                                                                 INNER SYSTEMS, INC.
                                                                       (A Development Stage Company)

                                                                  CONDENSED STATEMENTS OF OPERATIONS
                                                                                         (unaudited)
____________________________________________________________________________________________________

                                                                                     Cumulative from
                                 Three Months Ended           Six Months Ended        August 9, 2000
                                       June 30,                    June 30,            (Inception)
                              -------------------------   -------------------------    to June 30,
                                  2006          2005          2006          2005           2006
                              -----------   -----------   -----------   -----------   -------------
NET SALES ..................  $         -   $         -   $         -   $         -   $           -

GENERAL AND ADMINISTRATIVE
  EXPENSES .................        6,290        18,447        14,315        21,972         118,784
INTEREST EXPENSE ...........        1,726         1,093         3,276         2,078           9,832
IMPAIRMENT OF REORGANIZATION
  VALUE ....................            -             -             -             -          10,000
                              -----------   -----------   -----------   -----------   -------------

     NET LOSS ..............  $    (8,016)  $   (19,540)  $   (17,591)  $   (24,050)  $    (138,616)
                              ===========   ===========   ===========   ===========   =============

PER SHARE INFORMATION
  Basic and diluted, net
   loss per share ..........  $      (.01)  $      (.02)  $      (.02)  $      (.02)
                              ===========   ===========   ===========   ===========
  Basic and diluted,
   weighted average shares
   outstanding .............    1,000,000     1,000,000     1,000,000     1,000,000
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

                                                  3

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                  CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
________________________________________________________________________________


                                                                 Cumulative from
                                            For the Six Months    August 9, 2000
                                              Ended June 30,        (Inception)
                                           ---------------------    to June 30,
                                             2006        2005           2006
                                           ---------   ---------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ................................  $ (17,591)  $ (24,050)   $  (138,616)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Impairment of reorganization value ..          -           -         10,000
  Changes in operating liabilities:
    Accrued expenses ....................     (1,791)     12,040         13,666
                                           ---------   ---------    -----------

    NET CASH USED IN OPERATING ACTIVITIES    (19,382)    (12,010)      (114,950)
                                           ---------   ---------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES ....          -           -              -

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Notes Payable .............     17,631      12,000        116,575
                                           ---------   ---------    -----------

    NET (DECREASE) INCREASE IN CASH .....     (1,751)        (10)         1,625

CASH - Beginning ........................      3,376         218             --
                                           ---------   ---------    -----------

CASH - Ending ...........................  $   1,625   $     208    $     1,625
                                           =========   =========    ===========

                   See notes to condensed financial statements

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                          For the Three and Six Months Ended June 30, 2006, 2005
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


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

Pursuant to the plan of reorganization, the Company sold its operations to an unrelated third party. Effective August 9, 2000, the Company is in the development stage and is seeking to raise capital to fund possible acquisitions. The Company is actively searching for acquisition targets. As of August 16, 2006, the Company has no agreement to acquire or merge with any specific business or company.

The Company has not commenced principal operations as of June 30, 2006 and there is no assurance that the Company will have the ability to carry out its business plan without raising sufficient debt or equity financing. Through June 30, 2006, the Company has raised $116,575 from debt financing (Note 4), plus an additional $8,600 through August 16, 2006; additional funds will be necessary. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that they will be successful. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any disclosures that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - Basis of Presentation
         ---------------------

The accompanying unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary to make the financial position, results of operations and cash flows not misleading as of June 30, 2006 and for all periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or the full year. The condensed financial statements should be read in conjunction with the notes to the financial statements and in conjunction with the Company's audited financial statements for the period August 9, 2000 (Inception) through December 31, 2005, which are included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005. The accounting policies used to prepare the condensed financial statements are consistent with those described in the December 31, 2005 financial statements.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                          For the Three and Six Months Ended June 30, 2006, 2005
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


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

LOSS PER SHARE

The Company adopted the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. During the period August 9, 2000 (Inception) through June 30, 2006, no options or other contracts to issue common stock were issued or entered into. Accordingly, basic and diluted earnings per share are identical. See Note 4 for the issuance of Senior Convertible Promissory Notes, which contain a contingent conversion feature.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                          For the Three and Six Months Ended June 30, 2006, 2005
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


NOTE 4 - Notes Payable
         -------------

The Company financed operations through loans from various investors. Originally, these loans were evidenced by Demand Promissory Notes bearing interest at the rate of 6% per annum, although it was the intention of management of the Company and the investors to exchange these notes for convertible promissory notes which would be convertible into shares of the Company's common stock. On January 14, 2005, management finalized the specific terms of their agreement and form of documents and exchanged the original Demand Promissory Notes for Senior Convertible Promissory Notes (the "Notes"). The Notes, which represent $116,575 in the aggregate, continue to bear interest at the rate of 6% per annum and are generally due at the earlier of December 31, 2006, or a Change of Control Transaction (as defined below). Additionally, the Notes are only convertible when the Company consummates a Change of Control Transaction. A Change in Control Transaction shall mean (i) a sale of all or substantially all of the Company's assets, (ii) a transaction (or series of transactions, including merger, consolidation or other reorganization of the Company, or issuance of additional shares of capital stock of the Company other than in connection with capital raising transactions) which results in the holders of the Company's capital stock prior to the transaction owning less than 50% of the voting power, on a fully diluted, as-converted basis for all outstanding classes thereof, of the Company's capital stock after the transaction or (iii) a liquidation, dissolution or winding up of the Company. The Notes are convertible at various rates ranging from $.005 to $.40 per share, representing an aggregate of 4,722,957 shares potentially issuable. Since the conversion feature in the Notes is contingent on a future event outside the control of the investors, the contingent beneficial conversion feature, valued at approximately $ 117,000, will not be recognized until the contingency is resolved.

The holders of the Notes were also granted Registration Rights with respect to the shares of common stock issuable upon conversion of the Notes, if they are converted. These rights are evidenced by a Registration Rights Agreement between the Company and the holders of the Notes; such registration rights do not become effective until a Change in Control transaction occurs.

In August 2006, the Company received additional advances of $8,600. The Company expects that these advances will be converted into notes on the same terms as the existing notes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         In the six months ended June 30, 2006, we financed operations by the issuance of Senior Convertible Promissory Notes in the aggregate amount of $17,631. In August 2006, we borrowed an additional $8,600. These funds were utilized to satisfy accrued expenses and general administrative expenses included in our Statement of Operations for the six months ended June 30, 2006. We are seeking to acquire business entities that will generate cash from operations.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         Not Applicable.


ITEM 2.  CHANGES IN SECURITIES
         ---------------------

         Not Applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         Not Applicable


ITEM 5.  OTHER INFORMATION
         -----------------

         Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         A. EXHIBITS.

            31   Certification of CEO and CFO Pursuant to Section 302

            32   Certification of  CEO and CFO Pursuant to Section 906

         B. FORM 8-K.

            NONE.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INNER SYSTEMS, INC.


Date:    August 16, 2006                By: /s/ John M. Sharpe, Jr.
                                            -----------------------
                                            John M. Sharpe, Jr., President