Form 10QSB
period 2006-09-30
INNER SYSTEMS INC
filed 2006-11-20
CIK 1271551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark one)

[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2006

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

                             YES __X__   NO _____

         The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of November 14, 2006, is 1,000,000.

         Transitional Small Business Disclosure Format (check one):

                             YES _____   NO __X__

                          PART I. FINANCIAL INFORMATION

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                                         CONDENSED BALANCE SHEET
                                                                     (unaudited)
________________________________________________________________________________


                                     ASSETS
                                     ------
                                                                   September 30,
                                                                       2006
                                                                   -------------
CURRENT ASSETS
--------------
  Cash ...........................................................    $   2,535
                                                                      ---------
TOTAL ASSETS .....................................................    $   2,535
                                                                      =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
-------------------
  Accrued Expenses ...............................................    $  12,107
  Notes payable ..................................................      125,175
                                                                      ---------
    TOTAL LIABILITIES ............................................      137,282
                                                                      =========

CONTINGENCIES
-------------

STOCKHOLDERS' DEFICIENCY
------------------------
Preferred stock, par value $0.001; 5,000,000 shares authorized,
  no shares issued and outstanding ...............................            -
Common stock, par value $0.001; 20,000,000 shares authorized,
  1,000,000 shares issued and outstanding ........................        1,000
Additional paid in capital .......................................        9,000
Deficit accumulated during the development stage .................     (144,747)
                                                                      ---------

    TOTAL STOCKHOLDERS' DEFICIENCY ...............................     (134,747)
    ------------------------------                                    ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ...............    $   2,535
                                                                      =========

                  See notes to condensed financial statements.

                                                                            INNER SYSTEMS, INC.
                                                                  (A Development Stage Company)

                                                             CONDENSED STATEMENTS OF OPERATIONS
                                                                                    (unaudited)
_______________________________________________________________________________________________

                                                                                Cumulative from
                            Three Months Ended           Nine Months Ended       August 9, 2000
                               September 30,               September 30,         (Inception) to
                         -------------------------   -------------------------    September 30,
                             2006          2005          2006          2005           2006
                         -----------   -----------   -----------   -----------   -------------
NET SALES .............  $        --   $        --   $        --   $        --   $          --

GENERAL AND
 ADMINISTRATIVE
 EXPENSES .............        4,296         6,298        18,611        28,270         123,080
INTEREST EXPENSE ......        1,835         1,311         5,111         3,389          11,667
IMPAIRMENT OF
 REORGANIZATION
 VALUE ................           --            --            --            --          10,000
                         -----------   -----------   -----------   -----------   -------------
    NET LOSS ..........  $    (6,131)  $    (7,609)  $   (23,722)  $   (31,659)  $    (144,747)
                         ===========   ===========   ===========   ===========   =============

PER SHARE
 INFORMATION
  Basic and diluted,
  net loss per share ..  $      (.01)  $      (.01)  $      (.02)  $      (.03)
                         ===========   ===========   ===========   ===========

  Basic and diluted,
  weighted average
  shares outstanding ..    1,000,000     1,000,000     1,000,000     1,000,000
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

                                               3

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                  CONDENSED STATEMENTS OF CASH FLOWS (unaudited)
________________________________________________________________________________


                                                                 Cumulative from
                                            For the Nine Months   August 9, 2000
                                            Ended September 30,   (Inception) to
                                           --------------------    September 30,
                                             2006        2005          2006
                                           --------    --------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ...............................   $(23,722)   $(31,659)    $(144,747)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Impairment of reorganization value ..         --          --        10,000
 Changes in operating liabilities:
   Accrued expenses ....................     (3,350)      4,602        12,107
                                           --------    --------     ---------

   NET CASH USED IN OPERATING ACTIVITIES    (27,072)    (27,057)     (122,640)
                                           --------    --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES ...         --          --            --
                                           --------    --------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of Notes Payable .............     26,231      27,000       125,175
                                           --------    --------     ---------

   NET (DECREASE) INCREASE IN CASH .....       (841)        (57)        2,535

CASH - Beginning .......................      3,376         218            --
----                                       --------    --------     ---------

CASH - Ending ..........................   $  2,535    $    161     $   2,535
----                                       ========    ========     =========

                   See notes to condensed financial statements

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                    For the Three and Nine Months Ended September 30, 2006, 2005
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


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

Pursuant to the plan of reorganization, the Company sold its operations to an unrelated third party. Effective August 9, 2000, the Company is in the development stage and is seeking to raise capital to fund possible acquisitions. The Company is actively searching for acquisition targets. As of November 14, 2006, the Company has no agreement to acquire or merge with any specific business or company.

The Company has not commenced principal operations as of September 30, 2006 and there is no assurance that the Company will have the ability to carry out its business plan without raising sufficient debt or equity financing. Through September 30, 2006, the Company has raised $125,175 from debt financing (Note
4), plus an additional $5,000 through November 14, 2006; additional funds will be necessary. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that they will be successful. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any disclosures that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - Basis of Presentation
         ---------------------

The accompanying unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary to make the financial position, results of operations and cash flows not misleading as of September 30, 2006 and for all periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or the full year. The condensed financial statements should be read in conjunction with the notes to the financial statements and in conjunction with the Company's audited financial statements for the period August 9, 2000 (Inception) through December 31, 2005, which are included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005. The accounting policies used to prepare the condensed financial statements are consistent with those described in the December 31, 2005 financial statements.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                    For the Three and Nine Months Ended September 30, 2006, 2005
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


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

LOSS PER SHARE

The Company adopted the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. During the period August 9, 2000 (Inception) through September 30, 2006, no options or other contracts to issue common stock were issued or entered into. Accordingly, basic and diluted earnings per share are identical. See Note 4 for the issuance of Senior Convertible Promissory Notes, which contain a contingent conversion feature.

NEW ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards will have a material effect on the accompanying financial statements.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                    For the Three and Nine Months Ended September 30, 2006, 2005
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


NOTE 4 - Notes Payable
         -------------

The Company financed operations through loans from various investors. Originally, these loans were evidenced by Demand Promissory Notes bearing interest at the rate of 6% per annum, although it was the intention of management of the Company and the investors to exchange these notes for convertible promissory notes which would be convertible into shares of the Company's common stock. On January 14, 2005, management finalized the specific terms of their agreement and form of documents and exchanged the original Demand Promissory Notes for Senior Convertible Promissory Notes (the "Notes"). The Notes, which represent $125,175 in the aggregate, continue to bear interest at the rate of 6% per annum and are generally due at the earlier of December 31, 2006, or a Change of Control Transaction (as defined below). Additionally, the Notes are only convertible when the Company consummates a Change of Control Transaction. A Change in Control Transaction shall mean (i) a sale of all or substantially all of the Company's assets, (ii) a transaction (or series of transactions, including merger, consolidation or other reorganization of the Company, or issuance of additional shares of capital stock of the Company other than in connection with capital raising transactions) which results in the holders of the Company's capital stock prior to the transaction owning less than 50% of the voting power, on a fully diluted, as-converted basis for all outstanding classes thereof, of the Company's capital stock after the transaction or (iii) a liquidation, dissolution or winding up of the Company. The Notes are convertible at various rates ranging from $.005 to $.40 per share, representing an aggregate of 4,744,457 shares potentially issuable. Since the conversion feature in the Notes is contingent on a future event outside the control of the investors, the contingent beneficial conversion feature, valued at approximately $125,000, will not be recognized until the contingency is resolved.

The holders of the Notes were also granted Registration Rights with respect to the shares of common stock issuable upon conversion of the Notes, if they are converted. These rights are evidenced by a Registration Rights Agreement between the Company and the holders of the Notes; such registration rights do not become effective until a Change in Control transaction occurs.

On November 14, 2006, the Company received additional advances of $5,000. The Company expects that these advances will be converted into notes on the same terms as the existing notes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         In the nine months ended September 30, 2006, we financed operations by the issuance of Senior Convertible Promissory Notes in the aggregate amount of $8,600. On November 14, 2006, we borrowed an additional $5,000. These funds were utilized to satisfy accrued expenses and general administrative expenses included in our Statement of Operations for the nine months ended September 30, 2006. We are seeking to acquire business entities that will generate cash from operations.

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

                                        INNER SYSTEMS, INC.


Date:    November 17, 2006              By: /s/ John M. Sharpe, Jr.
                                            -----------------------
                                            John M. Sharpe, Jr., President