Form 10KSB
period 2006-12-31
INNER SYSTEMS INC
filed 2007-04-17
CIK 1271551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(MARK ONE)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
                                   -----------------

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:  NONE
SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:  COMMON STOCK,
                                                                $0.001 PAR VALUE
                                                                PER SHARE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

As of March 31, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, was $47,542.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, $0.001 par value per share, as of March 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one):  YES _____  NO __X__.

                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2006

ITEM                                                                        PAGE
----                                                                        ----

PART I

1.   Description of Business ...............................................   1

2.   Description of Property ...............................................   7

3.   Legal Proceedings .....................................................   7

4.   Submission of Matters to a Vote of Security Holders ...................   8


PART II

5.   Market for Common Equity and Related Stockholder Matters
     and Small Business Issuer Purchases of Equity Securities ..............   8

6.   Management's Discussion and Analysis or Plan of Operation .............   9

7.   Financial Statements ..................................................  11

8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..............................................  21

8A.  Controls and Procedures ...............................................  21

8B.  Other Information .....................................................  21


PART III

9.   Directors, Executive Officers, Promoters and Control Persons;
     Compliance with Section 16(a) of the Exchange Act .....................  22

10.  Executive Compensation ................................................  23

11.  Security Ownership of Certain Beneficial Owners and Management
     and Related Stockholder Matters .......................................  23

12.  Certain Relationships and Related Transactions, and Director
     Independence ..........................................................  23

13.  Exhibits ..............................................................  24

14.  Principal Accountant Fees and Services ................................  24

Signatures .................................................................  25

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

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION AND BACKGROUND

         Inner Systems, Inc. (the "Company") was incorporated under the laws of the State of New York on September 16, 1997. On August 7, 1998, Inner System Industries, Inc., a Texas corporation and the owner and operator of a food service and vending machine business, was merged with and into the Company. Thereafter, we owned and operated a food cafeteria, catering business and vending machine business from offices located in Commack, New York.

         On May 21, 1999, the Company filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York. We continued to operate our business as a debtor-in-possession. However, on or about August 25, 1999, we sold our assets to Culinart, Inc. Then, on August 9, 2000, the Bankruptcy Court approved our plan of reorganization (the "Plan"). The Plan stipulated payments of $395,000, the net proceeds from the sale of the assets, and the issuance of 1,000,000 shares to the holders of various claims. The interests of the pre-petition shareholders were extinguished and the 3,198,948 shares of common stock issued to the pre-petition shareholders were cancelled.

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

         The analysis of new business opportunities will be undertaken by, or under the supervision of, our President. Outside consultants or advisors may be utilized to assist in the search for qualified target companies. If we do retain such an outside consultant or advisor, any fee earned will need to be paid in stock or will need to be assumed by the target company, as we have limited cash assets with which to pay such obligation. Since management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid.

         To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. We will be dependent upon the owners of a business opportunity to identify any such factors and to implement, or be primarily responsible for the implementation of, the integration. Because we may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that we will incur further risks. Management may not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

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

STRUCTURING THE BUSINESS COMBINATION

         It is impossible to predict the manner in which we may participate in a business opportunity. In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition as a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended (the "Code"). It is also expected that utilization of the existing net operating loss carry forwards may be limited pursuant to Section 382 of the Code regarding changes in control.

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

         We will not acquire or merge with any entity that cannot provide audited financial statements simultaneously or immediately following closing of the proposed transaction. We are subject to the reporting requirements included in the Exchange Act. Included in these requirements is the duty to make a detailed filing on a Form 8-K with the U.S. Securities and Exchange Commission ("SEC") within four days of consummation of a merger or acquisition, as well as audited financial statements included in its annual report on Form 10-KSB. If such information and audited financial statements are not available at closing, or within time parameters necessary to ensure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at our discretion.

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

EMPLOYEES

         We have no employees.

ITEM 2.  DESCRIPTION OF PROPERTY

         Through an oral agreement with our President, our offices are located at 1895 Byrd Drive, East Meadow, New York 11554. There has been no rental charge to us for office space, equipment rental or phone usage as the usage has been minimal. We do not anticipate acquiring separate office facilities until such time we complete a merger, acquisition or other business combination.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our shareholders during the fiscal year ended December 31, 2006.

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

         The following table sets forth the range of high and low bid prices for our common stock for the periods indicated.

         2005                                                    HIGH      LOW

         Quarter ended June 30, 2005 (beginning May 10, 2005)    $0.04     $0.04
         Quarter ended September 30, 2005                        $0.31     $0.04
         Quarter ended December 31, 2005                         $0.36     $0.12

         2006                                                    HIGH      LOW

         Quarter ended March 31, 2006                            $0.52     $0.13
         Quarter ended June 30, 2006                             $0.60     $0.30
         Quarter ended September 30, 2006                        $0.41     $0.30
         Quarter ended December 31, 2006                         $0.40     $0.22

         On April 16, 2007, the closing price of our common stock on the OTC Bulletin Board was $.20 per share.

         Currently, our stock is subject to the "penny stock" regulations that might have an impact on our market. Broker-dealer practices in connection with transactions in penny stocks are regulated by certain penny stock rules adopted by the SEC. Among other things, penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may make it more difficult for broker-dealers to sell our common stock and, consequently, more difficult for our shareholders to sell their securities in the secondary trading market.

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

         The Company has financed its operations through loans from various investors. The loans are evidenced by Senior Convertible Promissory Notes in the aggregate amount of $130,175. The loans are convertible into shares of common stock at various rates ranging from $0.005 to $0.05 per share, representing an aggregate of 5,303,480 shares potentially issuable. These securities were offered and sold pursuant to the private offering exemption provided under
Section 4(2) of the Securities Act.

STOCKHOLDERS

         As of March 31, 2007, there were approximately 124 holders of record of the Company's common stock.

DIVIDENDS

         There are no restrictions on the payment of dividends. We have paid no dividends and intend to retain all future earnings, if any, for use in the development and operation of our business and do not anticipate paying cash dividends on our stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         Not applicable.

PURCHASES OF EQUITY SECURITIES

         Not applicable.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this Annual Report. This discussion includes forward-looking statements that involve risks and uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

         In the year ended December 31, 2006, we financed operations with the issuance of Senior Convertible Promissory Notes (the "Notes"). For the year ended December 31, 2006, the Company issued Notes payable in the aggregate amount of $31,231. Proceeds from the issuance of the Notes were used to satisfy substantially all of the accrued expenses reflected on the Company's balance sheet at December 31, 2006, and the balance will be used for working capital purposes.

         Until then, we will rely on loan proceeds or proceeds from the sale of our securities to fund our operations. There is no assurance that we will be able to continue generating funds from loans by investors. We are seeking to acquire business entities that will generate cash from operations.

         For the fiscal year ending December 31, 2007, we anticipate incurring a loss as a result of continued expenses associated with compliance with the reporting requirements of the Exchange Act, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

PLAN OF OPERATIONS AND NEED FOR ADDITIONAL FINANCING

         During the fiscal year ending December 31, 2007, we plan to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. We also plan to file all required periodic reports and to maintain our status as a fully-reporting company under the Exchange Act. In order to proceed with its plans for the next year, it is anticipated that we will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Exchange Act as well as any costs we may incur in seeking business opportunities.

         Based upon the company's current cash reserves, the Company does not have adequate resource to meet its short term or long term cash requirements. No specific commitments to provide additional funds have been made by management, the principal stockholders or other stockholders, and we have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover our expenses. As a result, our auditors have indicated in their Independent Registered Public Accounting Firm's report, that these conditions raise substantial doubt about our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

         USE OF ESTIMATES

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, unexpected changes in market conditions or a downturn in the economy could adversely affect actual results. Estimates are used in accounting for, among other things, the deferred tax asset valuation allowance. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

ITEM 7.  FINANCIAL STATEMENTS

                               INNER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                    CONTENTS


                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ....................  12

FINANCIAL STATEMENTS

  Balance Sheets ...........................................................  13

  Statements of Operations .................................................  14

  Statement of Stockholders' Deficiency ....................................  15

  Statements of Cash Flows .................................................  16

NOTES TO FINANCIAL STATEMENTS ..............................................  17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Inner Systems, Inc.

We have audited the accompanying balance sheets of Inner Systems, Inc. (a development stage company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders' deficiency and cash flows for the years then ended and for the period August 9, 2000 through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inner Systems, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and for the period August 9, 2000 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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


                                       /S/ MARCUM AND KLIEGMAN LLP

Melville, NY
April 11, 2007

                               INNER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

ASSETS
                                                               December 31,
                                                          ---------------------
                                                             2006        2005
                                                          ---------   ---------

CURRENT ASSETS
   Cash ................................................  $   2,238   $   3,376
                                                          ---------   ---------
          TOTAL ASSETS .................................  $   2,238   $   3,376
                                                          =========   =========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accrued expenses ....................................  $  18,056   $  15,457
   Notes payable .......................................    130,175      98,944
                                                          ---------   ---------
          TOTAL CURRENT LIABILITIES ....................    148,231     114,401
                                                          ---------   ---------

CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Preferred stock, par value $0.001; 5,000,000 shares
    authorized, no shares issued and outstanding .......          -           -
   Common stock, par value $0.001; 20,000,000 shares
    authorized, 1,000,000 shares issued and outstanding       1,000       1,000
   Additional paid in capital ..........................      9,000       9,000
   Deficit accumulated during the development stage ....   (155,993)   (121,025)
                                                          ---------   ---------

          TOTAL STOCKHOLDERS' DEFICIENCY ...............   (145,993)   (111,025)
                                                          ---------   ---------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIENCY ....................  $   2,238   $   3,376
                                                          =========   =========

    The accompanying notes are an integral part of these financial statements

                               INNER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                 CUMULATIVE FROM
                                                                 AUGUST 9, 2000
                                            YEAR ENDED             (INCEPTION)
                                           DECEMBER 31,          TO DECEMBER 31,
                                     -------------------------   ---------------
                                         2006          2005            2006
                                     -----------   -----------   ---------------

NET SALES .........................  $         -    $        -      $       -
                                     -----------   -----------      ---------

GENERAL AND ADMINISTRATIVE
  EXPENSES ........................       27,919        34,617        132,388

INTEREST EXPENSE ..................        7,049         4,842         13,605

IMPAIRMENT OF REORGANIZATION
  VALUE ...........................            -             -         10,000
                                     -----------   -----------      ---------

          NET LOSS ................  $   (34,968)  $   (39,459)     $(155,993)
                                     ===========   ===========      =========

PER SHARE INFORMATION
  Basic and diluted, net loss
     per share ....................  $     (0.03)  $     (0.04)
                                     ===========   ===========

  Basic and diluted, weighted
     shares outstanding ...........    1,000,000     1,000,000
                                     ===========   ===========

    The accompanying notes are an integral part of these financial statements

                                       INNER SYSTEMS, INC.
                                  (A DEVELOPMENT STAGE COMPANY)

                              STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                                           DEFICIT
                                                                         ACCUMULATED
                                          COMMON STOCK      ADDITIONAL   DURING THE
                                       ------------------    PAID IN     DEVELOPMENT
                                         SHARES    AMOUNT    CAPITAL        STAGE        TOTAL
                                       ---------   ------   ----------   -----------   ---------
BALANCE - August 9, 2000 (Inception)   1,000,000   $1,000     $9,000      $       -    $  10,000

  Net loss .........................           -        -          -        (10,000)     (10,000)
                                       ---------   ------     ------      ---------    ---------

BALANCE - December 31, 2001 ........   1,000,000    1,000      9,000        (10,000)           -

  Net loss .........................           -        -          -              -            -
                                       ---------   ------     ------      ---------    ---------

BALANCE - December 31, 2002 ........   1,000,000    1,000      9,000        (10,000)           -

  Net loss .........................           -        -          -        (27,588)     (27,588)
                                       ---------   ------     ------      ---------    ---------

BALANCE - December 31, 2003 ........   1,000,000    1,000      9,000        (37,588)     (27,588)

  Net loss .........................           -        -          -        (43,979)     (43,979)
                                       ---------   ------     ------      ---------    ---------

BALANCE - December 31, 2004 ........   1,000,000    1,000      9,000        (81,567)     (71,567)

  Net loss .........................           -        -          -        (39,458)     (39,458)
                                       ---------   ------     ------      ---------    ---------

BALANCE - December 31, 2005 ........   1,000,000    1,000      9,000       (121,025)    (111,025)

  Net loss .........................           -        -          -        (34,968)     (34,968)
                                       ---------   ------     ------      ---------    ---------
Balance - December 31, 2006 ........   1,000,000   $1,000     $9,000      $(155,993)   $(145,993)
                                       =========   ======     ======      =========    =========

            The accompanying notes are an integral part of these financial statements

                                               15

                                 INNER SYSTEMS, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF CASH FLOWS
                                                                      CUMULATIVE FROM
                                                                      AUGUST 9, 2000
                                               FOR THE YEAR ENDED       (INCEPTION)
                                                  DECEMBER 31,        TO DECEMBER 31,
                                                2006        2005           2006
                                              --------    --------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss .................................   $(34,968)   $(39,458)      $(155,993)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Impairment of reorganization value ...          -           -          10,000
   Changes in operating liabilities:
     Accrued expenses .....................      2,599       9,116          18,056
                                              --------    --------       ---------

     NET CASH USED IN OPERATING ACTIVITIES     (32,369)    (30,342)       (127,937)
                                              --------    --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES ......          -           -               -
                                              --------    --------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Notes Payable ...............     31,231      33,500         130,175
                                              --------    --------       ---------

     NET (DECREASE) INCREASE IN CASH ......     (1,138)     (3,158)          2,238


CASH - Beginning ..........................      3,376         218               -
                                              --------    --------       ---------

CASH - Ending .............................   $  2,238    $  3,376       $   2,238
                                              ========    ========       =========

      The accompanying notes are an integral part of these financial statements

                                          16

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

Pursuant to the plan of reorganization, the Company sold its operations to an unrelated third party. Effective August 9, 2000, the Company entered the development stage and is seeking to raise capital to fund possible acquisitions. The Company is actively searching for acquisition targets. As of March 31, 2007, the Company had not identified any such targets.

The Company has not commenced principal operations as of December 31, 2006 and there is no assurance that the Company will have the ability to carry out its business plan without raising sufficient debt or equity financing. Through December 31, 2006, the Company has raised $130,175 from debt financing (Note 4). In March 2007, the Company received additional advances of $8,000. The Company expects that these advances will be converted into notes on the same terms as the existing Senior Convertible Promissory Notes. Additional funds will be necessary. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that they will be successful. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any disclosures that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Stock Based Compensation
------------------------
In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment." This statement is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. The Company adopted the provisions of SFAS 123R as of January 1, 2006. The adoption of SFAS No. 123R did not have any effect on the Company's financial position, results of operations or cash flows, as the Company has not issued any SBP awards.

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

At December 31, 2006, the Company had net operating loss carry forwards of approximately $150,000, which expire through 2026. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited. Based on this and the fact that the Company has not generated any taxable income through December 31, 2006, the deferred tax asset of approximately $48,000 and $37,000 at December 31, 2006 and 2005, respectively, has been offset by a valuation allowance of $48,000 and $37,000. During the years ended December 31, 2006 and 2005, there were increases in the valuation allowance of $11,000 and $13,000, respectively.

Use of Estimates in the Financial Statements
--------------------------------------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the deferred tax asset valuation reserve. Actual results could differ from those estimates.

Loss Per Share
--------------
The Company adopted the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. During the period August 9, 2000 (Inception) through December 31, 2006, no options or other contracts to issue common stock were issued or entered into. Accordingly, basic and diluted earnings per share are identical. See Note 4 for the issuance of Senior Convertible Promissory Notes, which contain a contingent conversion feature.

New Accounting Pronouncements
-----------------------------
In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation of and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This interpretation shall be effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has not yet commenced the process of evaluating the expected effect of FIN 48 on its consolidated financial position, results of operations or cash flows and is not currently in a position to determine such effects.

Management does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the accompanying financial statements.

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

NOTE 4 - NOTES PAYABLE

The Company financed operations through loans from various investors. Originally, these loans were evidenced by Demand Promissory Notes bearing interest at the rate of 6% per annum, although it was the intention of management of the Company and the investors to exchange these notes for convertible promissory notes which would be convertible into shares of the Company's common stock. On January 14, 2005, management finalized the specific terms of their agreement and form of documents and exchanged the original Demand Promissory Notes for Senior Convertible Promissory Notes (the "Notes"). The Notes, which represent $130,175 in the aggregate as of December 31, 2006, continue to bear interest at the rate of 6% per annum and are due at the earlier of December 31, 2007, or a Change of Control Transaction (as defined below). Additionally, the Notes are only convertible when the Company consummates a Change of Control Transaction. A Change in Control Transaction shall mean (i) a sale of all or substantially all of the Company's assets, (ii) a transaction (or series of transactions, including merger, consolidation or other reorganization of the Company, or issuance of additional shares of capital stock of the Company other than in connection with capital raising transactions) which results in the holders of the Company's capital stock prior to the transaction owning less than 50% of the voting power, on a fully diluted, as-converted basis for all outstanding classes thereof, of the Company's capital stock after the transaction or (iii) a liquidation, dissolution or winding up of the Company. The Notes are convertible at various rates ranging from $.005 to $.05 per share, representing an aggregate of 5,303,480 shares potentially issuable. Since the conversion feature in the Notes is contingent on a future event outside the control of the investors, the contingent beneficial conversion feature, valued at approximately $130,175, will not be recognized until the contingency is resolved.

The holders of the Notes were also granted registration rights with respect to the shares of common stock issuable upon conversion of the Notes, if they are converted. These rights are evidenced by a Registration Rights Agreement between the Company and the holders of the Notes; such registration rights do not become effective until a Change in Control Transaction occurs.

In March 2007, the Company received additional advances of $8,000. The Company expects that these advances will be converted into notes on the same terms as the Notes.

NOTE 5 - RELATED PARTY TRANSACTION

Through an oral agreement with the Company's President, the Company is provided office space, phone usage, equipment rental and other office services. The Company has not been charged for these services as usage has been minimal.

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

ITEM 8B. OTHER INFORMATION

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors, executive officers and key employees of the Company are:

NAME                          AGE           POSITION

John M. Sharpe, Jr.           54            President, Chief Executive Officer,
                                            Chief Financial Officer and Director

         John M. Sharpe, 54, is the President and sole Director of the Company. In addition, Mr. Sharpe is currently Chief Financial Officer of The Landtek Group, Inc. and has been since 2000. From 1997 through 2000, Mr. Sharpe was also a Director of Finance for the Company during the pendency of its reorganization pursuant to Chapter 11 of the Bankruptcy Code and the United States Bankruptcy Court for the Eastern District of New York. Prior to that, from 1994 to 1997, Mr. Sharpe was the Chief Financial Officer of Executive Plan Design, a privately held full service brokerage firm. Mr. Sharpe will devote very little time to our affairs, generally less than 20 hours per month.

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

AUDIT COMMITTEE

         We do not have an independent Audit Committee of the Board of Directors or Audit Committee Financial Expert. Given that the Company does not currently have any operations and has only one director, it is not feasible for us to implement an independent Audit Committee or to include an "audit committee financial expert" as a member of such a committee. Concurrent with the completion of a transaction with another company, management intends to appoint additional independent directors and establish an Audit Committee, which will include an "audit committee financial expert". We believe that under rules adopted by the SEC to implement provisions of The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"), the Company is not required to comply with the requirements relating to the appointment of an Audit Committee and conforming with the enumerated standards and guidelines because the Company is not a "listed company" as defined therein.

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

ITEM 10. EXECUTIVE COMPENSATION

         No Director or Executive Officer of the Company received any cash compensation during the fiscal years ended December 31, 2006 or 2005. John Sharpe spends part time on the business of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         As of March 31, 2007, we had 1,000,000 shares of common stock issued and outstanding. The following table sets forth, as of March 31, 2007, the beneficial ownership of our outstanding shares of common stock by (1) the only persons who own of record or are known to own, beneficially, more than 5% of our common stock; (2) each director and executive officer of the Company; and (3) all directors and officers as a group.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

         Not applicable.

DIRECTOR INDEPENDENCE

         As of the date of this Report, the Company's securities are currently not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the Board of Directors be independent. As such, at this time, the Company does not currently have any independent directors.

ITEM 13. EXHIBITS

Exhibit No.  Description

3.1          Certificate of Incorporation of the Registrant (1)

3.2          By-Laws of the Registrant (1)

31           Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32           Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Form 10-SB filed with the SEC on December 3, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Marcum and Kliegman LLP has served as the Company's Certified Public Accountants since the year 2003. Audit fees during the year ended December 31, 2005 were $16,150. Audit fees for the year ended December 31, 2006 were $16,250. There were no other services rendered by Marcum and Kliegman LLP during 2006 or 2005.

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


                                        INNER SYSTEMS, INC.


Date:  April 17, 2007                   By: /s/ John M. Sharpe, Jr.
                                            -----------------------
                                            John M. Sharpe, Jr., President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


SIGNATURE                                TITLE                        DATE

/s/ John M. Sharpe, Jr.          President/Principal              April 17, 2007
-----------------------          Executive and Director
JOHN M. SHARPE, JR.