Form 10QSB
period 2007-03-31
INNER SYSTEMS INC
filed 2007-05-21
CIK 1271551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark one)

[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2007
                                        --------------

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

                             YES __X__   NO _____

         The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of May 16, 2007, is 1,000,000.

Transitional Small Business Disclosure Format (check one):

                             YES _____   NO __X__

                          PART I. FINANCIAL INFORMATION

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                                         CONDENSED BALANCE SHEET
                                                                     (unaudited)
________________________________________________________________________________

                                     ASSETS
                                     ------

                                                                  March 31, 2007
                                                                  --------------

CURRENT ASSETS
--------------
  Cash .........................................................  $       2,170
                                                                  -------------
TOTAL ASSETS ...................................................  $       2,170
                                                                  =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
-------------------
  Accrued Expenses .............................................  $      15,721
  Notes payable ................................................        138,175
                                                                  -------------
    TOTAL LIABILITIES ..........................................        153,896
                                                                  -------------

CONTINGENCIES
-------------

STOCKHOLDERS' DEFICIENCY
------------------------
Preferred stock, par value $0.001; 5,000,000 shares
  authorized, no shares issued and outstanding .................              -
Common stock, par value $0.001; 20,000,000 shares
  authorized, 1,000,000 shares issued and outstanding ..........          1,000
Additional paid in capital .....................................          9,000
Deficit accumulated during the development stage ...............       (161,726)
                                                                  -------------

    TOTAL STOCKHOLDERS' DEFICIENCY .............................       (151,726)
                                                                  -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY .............  $       2,170
                                                                  =============

                  See notes to condensed financial statements.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                              CONDENSED STATEMENTS OF OPERATIONS
                                                                     (unaudited)
________________________________________________________________________________


                                                                 Cumulative from
                                        Three Months Ended        August 9, 2000
                                             March 31,            (Inception) to
                                     -------------------------       March 31,
                                         2007          2006            2007
                                     -----------   -----------   ---------------

NET SALES .........................  $        --   $        --     $        --

GENERAL AND ADMINISTRATIVE EXPENSES        3,780         8,025         136,168

INTEREST EXPENSE ..................        1,953         1,550          15,558

IMPAIRMENT OF REORGANIZATION VALUE            --            --          10,000
                                     -----------   -----------     -----------

  NET LOSS ........................  $    (5,733)  $    (9,575)    $  (161,726)
                                     -----------   -----------     -----------

PER SHARE INFORMATION

  Basic and diluted,
   net loss per share .............  $      (.01)  $      (.01)
                                     ===========   ===========

  Basic and diluted,
   weighted average
   common shares outstanding ......    1,000,000     1,000,000
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

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                              CONDENSED STATEMENTS OF CASH FLOWS
                                                                     (unaudited)
________________________________________________________________________________


                                                                 Cumulative from
                                           For the Three Months   August 9, 2000
                                              Ended March 31,     (Inception) to
                                           --------------------      March 31,
                                             2007        2006          2007
                                           --------    --------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ................................  $ (5,733)   $ (9,575)    $(161,726)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Impairment of reorganization value ..        --          --        10,000
  Changes in operating liabilities:
    Accrued expenses ....................    (2,335)     (4,887)       15,721
                                           --------    --------     ---------

    NET CASH USED IN OPERATING ACTIVITIES    (8,068)    (14,462)     (136,005)
                                           --------    --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES ....        --          --            --
                                           --------    --------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Notes Payable .............     8,000      13,131       138,175
                                           --------    --------     ---------

    NET (DECREASE) INCREASE IN CASH .....       (68)     (1,331)        2,170

CASH - Beginning ........................     2,238       3,376            --
----                                       --------    --------     ---------

CASH - Ending ...........................  $  2,170    $  2,045     $   2,170
----                                       --------    --------     ---------


                   See notes to condensed financial statements

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                                 For the Three Months Ended March 31, 2007, 2006
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


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

Pursuant to the plan of reorganization, the Company sold its operations to an unrelated third party. Effective August 9, 2000, the Company is in the development stage and is seeking to raise capital to fund possible acquisitions. The Company is actively searching for acquisition targets. As of May 16, 2007, the Company has no agreement to acquire or merge with any specific business or company.

The Company has not commenced principal operations as of March 31, 2007 and there is no assurance that the Company will have the ability to carry out its business plan without raising sufficient debt or equity financing. Through March 31, 2007, the Company has raised $138,175 from debt financing (Note 4), plus an additional $4,000 in May 2007; additional funds will be necessary. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that they will be successful. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any disclosures that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - Basis of Presentation
         ---------------------

The accompanying unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary to make the financial position, results of operations and cash flows not misleading as of March 31, 2007 and for all periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the full year. The condensed financial statements should be read in conjunction with the notes to the financial statements and in conjunction with the Company's audited financial statements for the period August 9, 2000 (Inception) through December 31, 2006, which are included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006. The accounting policies used to prepare the condensed financial statements are consistent with those described in the December 31, 2006 financial statements.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                                 For the Three Months Ended March 31, 2007, 2006
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


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

LOSS PER SHARE

The Company adopted the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. During the period August 9, 2000 (Inception) through March 31, 2007, no options or other contracts to issue common stock were issued or entered into. Accordingly, basic and diluted earnings per share are identical. See Note 4 for the issuance of Senior Convertible Promissory Notes, which contain a contingent conversion feature.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                                 For the Three Months Ended March 31, 2007, 2006
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


NOTE 3 - Summary of Significant Accounting Principles, continued
         -------------------------------------------------------

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

The Company adopted Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. FIN 48 is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no unrecognized tax benefits as of January 1, 2007.

The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in FIN 48. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for tax years ended 2004 through 2006, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense. No interest or penalties on income taxes have been recorded during the three months ended March 31, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of FIN 48 did not have a material effect on our financial position, results of operations or cash flows.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2007, the Company adopted the Financial Accounting Standards Board Staff Position EITF 00-19-2 ("FSP EITF 00-19-2") which provides that the contingent obligation to make future payments under a registration payment arrangement should be accounted for as a separate agreement in accordance with FASB Statement No. 5, Accounting for Contingencies. The adoption of FSP EITF 00-19-2 did not have a material effect on the Company's financial position, results of operations or cash flows.

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

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                                 For the Three Months Ended March 31, 2007, 2006
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________


NOTE 4 - Notes Payable
         -------------

The Company financed operations through loans from various investors. Originally, these loans were evidenced by Demand Promissory Notes bearing interest at the rate of 6% per annum, although it was the intention of management of the Company and the investors to exchange these notes for convertible promissory notes which would be convertible into shares of the Company's common stock. On January 14, 2006, management finalized the specific terms of their agreement and form of documents and exchanged the original Demand Promissory Notes for Senior Convertible Promissory Notes (the "Notes"). The Notes, which represent $138,175 in the aggregate, continue to bear interest at the rate of 6% per annum and are generally due at the earlier of December 31, 2007, or a Change of Control Transaction (as defined below). Additionally, the Notes are only convertible when the Company consummates a Change of Control Transaction. A Change in Control Transaction shall mean (i) a sale of all or substantially all of the Company's assets, (ii) a transaction (or series of transactions, including merger, consolidation or other reorganization of the Company, or issuance of additional shares of capital stock of the Company other than in connection with capital raising transactions) which results in the holders of the Company's capital stock prior to the transaction owning less than 50% of the voting power, on a fully diluted, as-converted basis for all outstanding classes thereof, of the Company's capital stock after the transaction or (iii) a liquidation, dissolution or winding up of the Company. The Notes are convertible at various rates ranging from $.005 to $.40 per share, representing an aggregate of 4,776,958 shares potentially issuable. Since the conversion feature in the Notes is contingent on a future event outside the control of the investors, the contingent beneficial conversion feature, valued at approximately $138,175, will not be recognized until the contingency is resolved.

The holders of the Notes were also granted Registration Rights with respect to the shares of common stock issuable upon conversion of the Notes, if they are converted. These rights are evidenced by a Registration Rights Agreement between the Company and the holders of the Notes; such registration rights do not become effective until a Change in Control transaction occurs.

In March and May 2007, the Company received additional advances of $8,000 and $4,000, respectively. The Company expects that these advances will be converted into notes on the same terms as the existing notes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         In the three months ended March 31, 2007, we financed operations by advances of $8,000 which are expected to be converted into Senior Convertible Promissory Notes. On May 21, 2007, we borrowed an additional $4,000. These funds were utilized to satisfy accrued expenses and general administrative expenses included in our Statement of Operations for the three months ended March 31, 2007. We are seeking to acquire business entities that will generate cash from operations.

         For the fiscal year ending December 31, 2007, we anticipate incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Exchange Act, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, we will not generate revenues. We may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

ITEM 3.  CONTROLS AND PROCEDURES
         -----------------------

DISCLOSURE CONTROLS AND PROCEDURES

         The Company's management, which is comprised solely of John M. Sharpe, Jr., has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c) and 5d-15(c). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. This material weakness is the result of the Company's complete dependence upon John M. Sharpe, Jr., who acts as both chief executive officer and chief financial officer, and the lack of staff with public accounting experience.

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

CHANGES IN CONTROL OVER FINANCIAL REPORTING

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

                                        INNER SYSTEMS, INC.


Date:    May 21, 2007                   By: /s/ John M. Sharpe, Jr.
                                            -----------------------
                                            John M. Sharpe, Jr., President