Form 10QSB
period 2007-09-30
INNER SYSTEMS INC
filed 2007-11-19
CIK 1271551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark one)

[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2007
                                        ------------------

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

                             YES __X__   NO _____

         The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of November 14, 2007, is 1,000,000.

         Transitional Small Business Disclosure Format (check one):

                             YES _____   NO __X__

                          PART I. FINANCIAL INFORMATION

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                                         CONDENSED BALANCE SHEET
                                                                     (unaudited)
________________________________________________________________________________

                                     ASSETS
                                     ------
                                                                   September 30,
                                                                       2007
                                                                   -------------

CURRENT ASSETS
--------------
  Cash ...........................................................   $   2,434
                                                                     ---------
  TOTAL ASSETS ...................................................   $   2,434
                                                                     =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
-------------------
  Accrued expenses ...............................................   $  43,679
  Notes payable ..................................................     146,670
                                                                     ---------
    TOTAL LIABILITIES ............................................     190,349
                                                                     ---------

CONTINGENCIES
-------------

STOCKHOLDERS' DEFICIENCY
------------------------
Preferred stock, par value $0.001; 5,000,000 shares
  authorized, no shares issued and outstanding ...................           -
Common stock, par value $0.001; 20,000,000 shares
  authorized, 1,000,000 shares outstanding and no shares issued ..       1,000
Additional paid in capital .......................................       9,000
Deficit accumulated during the development stage .................    (197,915)
                                                                     ---------

    TOTAL STOCKHOLDERS' DEFICIENCY ...............................    (187,915)
                                                                     ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ...............   $   2,434
                                                                     =========

                  See notes to condensed financial statements.

                                                                             INNER SYSTEMS, INC.
                                                                   (A Development Stage Company)

                                                              CONDENSED STATEMENTS OF OPERATIONS
                                                                                     (unaudited)
________________________________________________________________________________________________
                                                                                 Cumulative from
                           Three Months Ended            Nine Months Ended        August 9, 2000
                              September 30,                 September 30,        (Inception) to
                       --------------------------    --------------------------   September 30,
                           2007           2006           2007           2006           2007
                       -----------    -----------    -----------    -----------    -----------
NET SALES ..........   $        --    $        --    $        --    $        --    $        --

GENERAL AND
  ADMINISTRATIVE
  EXPENSES .........        18,885          4,296         35,706         18,611        168,094
INTEREST EXPENSE ...         2,169          1,835          6,216          5,111         19,821
IMPAIRMENT OF
  REORGANIZATION
  VALUE ............            --             --             --             --         10,000
                       -----------    -----------    -----------    -----------    -----------

    NET LOSS .......   $   (21,054)   $    (6,131)   $   (41,922)   $   (23,722)   $  (197,915)
                       ===========    ===========    ===========    ===========    ===========

PER SHARE
  INFORMATION
  Basic and diluted,
  net loss per share   $      (.02)   $      (.01)   $      (.04)   $      (.02)
                       ===========    ===========    ===========    ===========
  Basic and diluted,
  weighted average
  shares outstanding     1,000,000      1,000,000      1,000,000      1,000,000
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

                                                3

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                              CONDENSED STATEMENTS OF CASH FLOWS
                                                                     (unaudited)
________________________________________________________________________________

                                                                 Cumulative from
                                            For the Nine Months   August 9, 2000
                                            Ended September 30,   (Inception) to
                                           --------------------    September 30,
                                             2007        2006          2007
                                           --------    --------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ................................  $(41,922)   $(23,722)    $(197,915)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Impairment of reorganization value ..        --          --        10,000
  Changes in operating liabilities:
    Accrued expenses ....................    25,623      (3,350)       43,679
                                           --------    --------     ---------

    NET CASH USED IN OPERATING ACTIVITIES   (16,299)    (27,072)     (144,236)
                                           --------    --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES ....        --          --            --
                                           --------    --------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of Notes Payable ..........    16,495      26,231       146,670
                                           --------    --------     ---------

     NET INCREASE (DECREASE) IN CASH ....       196        (841)        2,434

CASH - Beginning ........................     2,238       3,376            --
----                                       --------    --------     ---------

CASH - Ending ...........................  $  2,434    $  2,535     $   2,434
----                                       ========    ========     =========

                   See notes to condensed financial statements

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                    For the Three and Nine Months Ended September 30, 2007, 2006
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________

NOTE 1 - Formation, Nature of Business and Going Concern
         -----------------------------------------------

Inner Systems, Inc. (the "Company"), a Delaware company, was organized in May 1997. The Company was in the business of providing concession services. On May 21, 1999, the Company filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. The petition was filed in the United States Bankruptcy Court for the Eastern District of New York and its plan of reorganization was confirmed on August 9, 2000 ("Inception Date"). The Company recorded a Reorganization Value of $10,000 and an equivalent amount of contributed capital. The Reorganization Value was subsequently determined to be impaired and was written off to expense.

Pursuant to the plan of reorganization, the Company sold its operations to an unrelated third party. Effective August 9, 2000, the Company is in the development stage and is seeking to raise capital to fund possible acquisitions. The Company is actively searching for acquisition targets. As of November 14, 2007, the Company has no agreement to acquire or merge with any specific business or company.

The Company has not commenced principal operations as of September 30, 2007 and there is no assurance that the Company will have the ability to carry out its business plan without raising sufficient debt or equity financing. Through September 30, 2007, the Company has raised $146,670 from debt financing (Note
4), plus an additional $21,000 through November 14, 2007; additional funds will be necessary. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that they will be successful. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any disclosures that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - Basis of Presentation
         ---------------------

The accompanying unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary to make the financial position, results of operations and cash flows not misleading as of September 30, 2007 and for all periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the full year. The condensed financial statements should be read in conjunction with the notes to the financial statements and in conjunction with the Company's audited financial statements for the period August 9, 2000 (Inception) through December 31, 2006, which are included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006. The accounting policies used to prepare the condensed financial statements are consistent with those described in the December 31, 2006 financial statements.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                    For the Three and Nine Months Ended September 30, 2007, 2006
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________

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

LOSS PER SHARE

The Company adopted the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. During the period August 9, 2000 (Inception) through September 30, 2007, no options or other contracts to issue common stock were issued or entered into. Accordingly, basic and diluted earnings per share are identical. See Note 4 for the issuance of Senior Convertible Promissory Notes, which contain a contingent conversion feature.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                    For the Three and Nine Months Ended September 30, 2007, 2006
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________

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

The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in FIN 48. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for tax years ended 2004 through 2006, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense. No interest or penalties on income taxes have been recorded during the nine months ended September 30, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of FIN 48 did not have a material effect on our financial position, results of operations or cash flows.

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

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                    For the Three and Nine Months Ended September 30, 2007, 2006
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________

NOTE 4 - Notes Payable
         -------------

The Company financed operations through loans from various investors. Originally, these loans were evidenced by Demand Promissory Notes bearing interest at the rate of 6% per annum, although it was the intention of management of the Company and the investors to exchange these notes for convertible promissory notes which would be convertible into shares of the Company's common stock. On January 14, 2005, management finalized the specific terms of their agreement and form of documents and exchanged the original Demand Promissory Notes for Senior Convertible Promissory Notes (the "Notes"). The Notes, which represent $146,670 in the aggregate, continue to bear interest at the rate of 6% per annum and are generally due at the earlier of December 31, 2007, or a Change of Control Transaction (as defined below). Additionally, the Notes are only convertible when the Company consummates a Change of Control Transaction. A Change in Control Transaction shall mean (i) a sale of all or substantially all of the Company's assets, (ii) a transaction (or series of transactions, including merger, consolidation or other reorganization of the Company, or issuance of additional shares of capital stock of the Company other than in connection with capital raising transactions) which results in the holders of the Company's capital stock prior to the transaction owning less than 50% of the voting power, on a fully diluted, as-converted basis for all outstanding classes thereof, of the Company's capital stock after the transaction or (iii) a liquidation, dissolution or winding up of the Company. The Notes are convertible at various rates ranging from $.005 to $.40 per share, representing an aggregate of 4,798,195 shares potentially issuable. Since the conversion feature in the Notes is contingent on a future event outside the control of the investors, the contingent beneficial conversion feature, valued at approximately $146,670, will not be recognized until the contingency is resolved.

The holders of the Notes were also granted Registration Rights with respect to the shares of common stock issuable upon conversion of the Notes, if they are converted. These rights are evidenced by a Registration Rights Agreement between the Company and the holders of the Notes; such registration rights do not become effective until a Change in Control transaction occurs.

On November 2, 2007, the Company received additional advances of $21,000. The Company expects that these advances will be converted into notes on the same terms as the existing notes.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                    For the Three and Nine Months Ended September 30, 2007, 2006
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________

NOTE 5 - Trading Cancellation of "Old Shares"
         ------------------------------------

It recently came to the attention of management that the shares trading under the symbol "ISYM" were the shares of common stock held by the pre-petition shareholders of the Company (the "Old Shares"). As previously disclosed in our public filings, these 3,198,948 shares of common stock, compromising the Old Shares issued to the pre-petition shareholders, were cancelled when the Company emerged from bankruptcy on August 9, 2000. Effective August 9, 2000, these Old Shares had no value and should not have been trading. As a result, in June 2007, the Company advised The Depositary Trust & Clearing Corporation and the CUSIP Service Bureau that these shares were cancelled and should not be trading. Management does not believe that the trading and cancellation of these shares poses a contingent liability to the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         In the nine months ended September 30, 2007, we financed operations by advances of $16,495 which are expected to be converted into Senior Convertible Promissory Notes. On November 2, 2007, we borrowed an additional $21,000. These funds were utilized to satisfy accrued expenses and general administrative expenses included in our Statement of Operations for the nine months ended September 30, 2007. We are seeking to acquire business entities that will generate cash from operations.

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

ITEM 3.  CONTROLS AND PROCEDURES
         -----------------------

DISCLOSURE CONTROLS AND PROCEDURES

         The Company's management, which is comprised solely of John Sharpe, has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c) and 5d-15(c). Based upon that evaluation, Mr. Sharpe, who is our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. This material weakness is the result of the Company's complete dependence upon John M. Sharpe, Jr. and the lack of staff with public accounting experience.

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

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         Not Applicable

ITEM 5.  OTHER INFORMATION
         -----------------

         It recently came to the attention of management that the shares trading under the symbol "ISYM" were the shares of common stock held by the pre-petition shareholders of the Company (the "Old Shares"). As previously disclosed in our public filings, these 3,198,948 shares of common stock, comprising the Old Shares issued to the pre-petition shareholders, were cancelled when the Company emerged from bankruptcy on August 9, 2000. Effective August 9, 2000, these Old Shares had no value and should not have been trading. As a result, in June 2007, the Company advised The Depository Trust & Clearing Corporation and the CUSIP Service Bureau that these shares were cancelled and should not be trading. Management does not believe that the trading and cancellation of these shares poses a contingent liability to the Company.



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

                                        INNER SYSTEMS, INC.


Date:    November 19, 2007              By: /s/ John M. Sharpe, Jr.
                                            -----------------------
                                            John M. Sharpe, Jr., President