Form 10KSB
period 2007-12-31
INNER SYSTEMS INC
filed 2008-04-15
CIK 1271551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES _X_ NO ___

State the issuer's revenues for its most recent fiscal year:  $0.

As of March 31, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, cannot be calculated as there was no active trading market for the Company's securities.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock, $0.001 par value per share, as of March 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):  YES ___  NO _X_

                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2007

ITEM                                                                        PAGE
----                                                                        ----

PART I

1.       Description of Business ........................................     1

2.       Description of Property ........................................     7

3.       Legal Proceedings ..............................................     7

4.       Submission of Matters to a Vote of Security Holders ............     7

PART II

5.       Market for Common Equity, Related Stockholder Matters
           and Small Business Issuer Purchases of Equity Securities .....     8

6.       Management's Discussion and Analysis or Plan of Operation ......     9

7.       Financial Statements ...........................................    11

8.       Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure .....................................    22

8A(T).   Controls and Procedures ........................................    22

8B.      Other Information ..............................................    23

PART III

9.       Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act 24 .........    23

10.      Executive Compensation .........................................    24

11.      Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters ...................    24

12.      Certain Relationships and Related Transactions, and Director
           Independence .................................................    25

13.      Exhibits .......................................................    25

14.      Principal Accountant Fees and Services .........................    25

         Signatures .....................................................    26

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

         The Company is currently attempting to do exactly that. We are seeking to effect a business combination with an acquired business which we believe may have significant growth potential. We do not anticipate engaging in any substantive commercial business other than a business combination. Although management is exploring various opportunities, the Company currently has no agreement to acquire or merge with any specific business or company.

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

STRUCTURING THE BUSINESS COMBINATION

         It is impossible to predict the manner in which we may participate in a business opportunity. In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition as a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended (the "Code"). It is also expected that utilization of the existing net operating loss carry forwards may be limited pursuant to Section 382 of the Code, regarding changes in control.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our shareholders during the fiscal year ended December 31, 2007.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON STOCK

         On May 10, 2005, our common stock was approved for trading on the OTC Bulletin Board under the trading symbol "ISYM." Since then, there was a very limited trading market for our common stock. However, in June 2007, it came to the attention of management that the shares trading under the symbol "ISYM" were the shares of common stock held by the pre-petition shareholders of the Company (the "Old Shares"). As previously disclosed in our public filings, these 3,198,948 shares of common stock, comprising the Old Shares issued to the pre-petition shareholders, were cancelled when the Company emerged from bankruptcy on August 9, 2000. Effective August 9, 2000, these Old Shares had no value and should not have been trading. In June 2007, we advised The Depository Trust & Clearing Corporation and the CUSIP Service Bureau that these Old Shares were cancelled and should not be trading. We obtained a new CUSIP number, or identification number, for the 1,000,000 shares issued to the holders of various claims pursuant to our Plan of Reorganization and the Order of the Bankruptcy Court approving the Plan of Reorganization and are in the process of obtaining a new symbol.

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

         We have financed our operations through loans from various investors. The loans are evidenced by Senior Convertible Promissory Notes in the aggregate amount of $167,670. The loans are convertible into shares of common stock at various rates ranging from $0.005 to $0.40 per share, representing an aggregate of 5,397,218 shares potentially issuable. These securities were offered and sold pursuant to the private offering exemption provided under Section 4(2) of the Securities Act.

STOCKHOLDERS

         As of March 31, 2008, there were approximately 123 holders of record of the Company's common stock.

DIVIDENDS

         There are no restrictions on the payment of dividends. We have paid no dividends and intend to retain all future earnings, if any, for use in the development and operation of our business and do not anticipate paying cash dividends on our stock in the foreseeable future.

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

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

LIQUIDITY AND CAPITAL RESOURCES

         In the year ended December 31, 2007, we financed operations through the sale of Senior Convertible Promissory Notes (the "Notes"). For the year ended December 31, 2007, we received the aggregate amount of $37,495. We received an additional $13,000 subsequent to year end. These funds were utilized to satisfy accrued expenses and general and administrative expenses included in our Statement of Operations for the year ended December 31, 2007. Although the advances were received in the year ended December 31, 2007, the actual Notes evidencing the loans were not issued until April 2008. As of December 31, 2007 there was $167,670 of Notes outstanding. The Notes carry interest at 6% and are due at the earliest of December 31, 2008 or a change of control transaction.

         We currently rely on loan proceeds or proceeds from the sale of our securities to fund our operations. There is no assurance that we will be able to continue generating funds from loans by investors. We are seeking to acquire business entities that will generate cash from operations.

         For the fiscal year ending December 31, 2008, we anticipate incurring a loss as a result of continued expenses associated with compliance with the reporting requirements of the Exchange Act, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

PLAN OF OPERATIONS AND NEED FOR ADDITIONAL FINANCING

         During the fiscal year ending December 31, 2008, we plan to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. We also plan to file all required periodic reports and to maintain our status as a fully-reporting company under the Exchange Act. In order to proceed with its plans for the next year, it is anticipated that we will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Exchange Act as well as any costs we may incur in seeking business opportunities.

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

ITEM 7.  FINANCIAL STATEMENTS

                               INNER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Contents                                                                    Page
--------                                                                    ----

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ............................................................  12

FINANCIAL STATEMENTS

  Balance Sheets ...........................................................  13

  Statements of Operations .................................................  14

  Statement of Stockholders' Deficiency ....................................  15

  Statements of Cash Flows .................................................  16

NOTES TO FINANCIAL STATEMENTS ..............................................  17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Inner Systems, Inc.

We have audited the accompanying balance sheets of Inner Systems, Inc. (a development stage company) (the "Company") as of December 31, 2007 and 2006, and the related statements of operations, stockholders' deficiency and cash flows for the years then ended and for the period August 9, 2000 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inner Systems, Inc. (a development stage company) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and for the period August 9, 2000 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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


/S/ MARCUM AND KLIEGMAN LLP

Melville, NY
April 15, 2008

                               INNER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                               DECEMBER 31,
                                                          ---------------------
                                                             2007        2006
                                                          ---------   ---------
ASSETS
------

CURRENT ASSETS
--------------
   Cash ................................................  $   2,375   $   2,238
                                                          ---------   ---------
         TOTAL ASSETS ..................................  $   2,375   $   2,238
                                                          =========   =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES
-------------------
   Accrued expenses ....................................  $  32,669   $  18,056
   Notes payable .......................................    167,670     130,175
                                                          ---------   ---------
         TOTAL CURRENT LIABILITIES .....................    200,339     148,231
                                                          ---------   ---------
CONTINGENCIES
-------------

STOCKHOLDERS' DEFICIENCY
------------------------
   Preferred stock, par value $0.001; 5,000,000 shares
    authorized, no shares issued and outstanding .......         --          --
   Common stock, par value $0.001; 20,000,000 shares
    authorized, 1,000,000 shares issued and outstanding       1,000       1,000
   Additional paid in capital ..........................      9,000       9,000
   Deficit accumulated during the development stage ....   (207,964)   (155,993)
                                                          ---------   ---------

         TOTAL STOCKHOLDERS' DEFICIENCY ................   (197,964)   (145,993)
                                                          ---------   ---------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' DEFICIENCY ......................  $   2,375   $   2,238
                                                          =========   =========

    The accompanying notes are an integral part of these financial statements

                               INNER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                    CUMULATIVE
                                                                       FROM
                                                                     AUGUST 9,
                                                                       2000
                                              YEAR ENDED           (INCEPTION)TO
                                              DECEMBER 31,          DECEMBER 31,
                                       -------------------------   -------------
                                           2007          2006          2007
                                       -----------   -----------   -------------

NET SALES ...........................  $        --   $        --   $         --
---------                              -----------   -----------   ------------

GENERAL AND ADMINISTRATIVE EXPENSES .       43,346        27,919        172,099
-----------------------------------
INTEREST EXPENSE ....................        8,625         7,049         22,230
----------------
IMPAIRMENT OF REORGANIZATION VALUE ..           --            --         10,000
----------------------------------     -----------   -----------   ------------

          NET LOSS ..................  $   (51,971)  $   (34,968)  $   (204,329)
                                       ===========   ===========   ============

PER SHARE INFORMATION
---------------------
  Basic and diluted, net loss per
    share ...........................  $     (0.05)  $     (0.03)
                                       ===========   ===========

  Basic and diluted, weighted shares
    Outstanding .....................    1,000,000     1,000,000
                                       ===========   ===========

    The accompanying notes are an integral part of these financial statements

                                              INNER SYSTEMS, INC.
                                         (A DEVELOPMENT STAGE COMPANY)

                                     STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                                                      DEFICIT
                                                                                    ACCUMULATED
                                              COMMON STOCK           ADDITIONAL     DURING THE
                                        ------------------------       PAID IN      DEVELOPMENT
                                          SHARES        AMOUNT         CAPITAL         STAGE          TOTAL
                                        ----------   -----------     ----------     -----------     ---------
BALANCE - August 9, 2000 (Inception)     1,000,000   $    $1,000     $    9,000     $        --     $  10,000
-------
Net loss ...........................            --            --             --         (10,000)      (10,000)
                                        ----------   -----------     ----------     -----------     ---------

BALANCE - December 31, 2001 ........     1,000,000         1,000          9,000         (10,000)           --
-------
Net loss ...........................            --            --             --              --            --
                                        ----------   -----------     ----------     -----------     ---------

BALANCE - December 31, 2002 ........     1,000,000         1,000          9,000         (10,000)           --
-------
Net loss ...........................            --            --             --         (27,588)      (27,588)
                                        ----------   -----------     ----------     -----------     ---------

BALANCE - December 31, 2003 ........     1,000,000         1,000          9,000         (37,588)      (27,588)
-------
Net loss ...........................            --            --             --         (43,979)      (43,979)
                                        ----------   -----------     ----------     -----------     ---------

BALANCE - December 31, 2004 ........     1,000,000         1,000          9,000         (81,567)      (71,567)
-------
Net loss ...........................            --            --             --         (39,458)      (39,458)
                                        ----------   -----------     ----------     -----------     ---------

BALANCE - December 31, 2005 ........     1,000,000         1,000          9,000        (121,025)     (111,025)
-------
Net loss ...........................            --            --             --         (34,968)      (34,968)
                                        ----------   -----------     ----------     -----------     ---------

BALANCE - December 31, 2006 ........     1,000,000         1,000          9,000        (155,993)     (145,993)
-------
Net loss ...........................            --            --             --         (51,971)      (51,971)
                                        ----------   -----------     ----------     -----------     ---------

BALANCE - December 31, 2007 ........     1,000,000   $    $1,000     $    9,000       $(207,964)    $(197,964)
-------                                 ==========   ===========     ==========     ===========     =========

                   The accompanying notes are an integral part of these financial statements

                                                      15

                               INNER SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                    CUMULATIVE
                                                                       FROM
                                                                     AUGUST 9,
                                                                       2000
                                             FOR THE YEAR ENDED    (INCEPTION)TO
                                                 DECEMBER 31,       DECEMBER 31,
                                              2007         2006        2007
                                            --------    --------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss .................................  $(51,971)   $(34,968)  $   (207,964)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Impairment of reorganization value .        --          --         10,000
  Changes in operating liabilities:
    Accrued expenses .....................    14,613       2,599         32,669
                                            --------    --------   ------------

    NET CASH USED IN OPERATING ACTIVITIES    (37,358)    (32,369)      (165,295)
                                            --------    --------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Proceeds from Notes Payable ............    37,495      31,231        167,670
                                            --------    --------   ------------

    NET INCREASE (DECREASE) IN CASH ......       137      (1,138)         2,375

CASH - Beginning .........................     2,238       3,376             --
----                                        --------    --------   ------------

CASH - Ending ............................  $  2,375    $  2,238   $      2,375
----                                        ========    ========   ============

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

Pursuant to the plan of reorganization, the Company sold its operations to an unrelated third party. Effective August 9, 2000, the Company entered the development stage and is seeking to raise capital to fund possible acquisitions. The Company is actively searching for acquisition targets. As of April 15, 2008, the Company had not identified any such targets.

The Company has not commenced principal operations as of December 31, 2007 and there is no assurance that the Company will have the ability to carry out its business plan without raising sufficient debt or equity financing. Through December 31, 2007, the Company has raised $167,670 from debt financing (Note 4). In April 2008, the Company received additional advances of $13,000. In April 2008, these advances were converted into notes on the same terms as the existing Senior Convertible Promissory Notes. Additional funds will be necessary. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that they will be successful. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any disclosures that might be necessary should the Company be unable to continue as a going concern.

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

The Company adopted Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainly in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. FIN 48 is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no unrecognized tax benefits as of January 1, 2007 or December 31,2007.

The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in FIN 48. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for tax years ended 2004 through 2007, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense. No interest or penalties on income taxes have been recorded during the year ended December 31, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of FIN 48 did not have a material effect on our financial positions, results or operations or cash flows.

At December 31, 2007, the Company had net operating loss carry forwards of approximately $173,000, which expire through 2027. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited. Due to the fact that the Company has not generated any taxable income through December 31, 2007, it was determined that it was more likely than not that the Company's deferred tax asset will not be realized. As such, the deferred tax asset of approximately $63,000 and $48,000 at December 31, 2007 and 2006, respectively, has been offset by a valuation allowance of $63,000 and $48,000. During the years ended December 31, 2007 and 2006 there were increases in the valuation allowance of $15,000 and $11,000, respectively.

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

Loss Per Share
--------------
The Company adopted the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. During the period August 9, 2000 (Inception) through December 31, 2007, no options exercisable into common stock were issued or outstanding. 5,397,218 shares issuable upon conversion of the Company's convertible notes have been excluded from earnings per share as they were anti-dilutive. Accordingly, basic and diluted earnings per share are identical. See Note 4 for the issuance of Senior Convertible Promissory Notes, which contain a contingent conversion feature.

New Accounting Pronouncements
-----------------------------
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for any business acquired after the effective date of this pronouncement.

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

NOTE 4 - NOTES PAYABLE

The Company financed operations through loans from various investors. Originally, these loans were evidenced by Demand Promissory Notes bearing interest at the rate of 6% per annum, although it was the intention of management of the Company and the investors to exchange these notes for convertible promissory notes which would be convertible into shares of the Company's common stock. On January 14, 2005, management finalized the specific terms of their agreement and form of documents and exchanged the original Demand Promissory Notes for Senior Convertible Promissory Notes (the "Notes"). The Notes, which represent $167,670 in the aggregate as of December 31, 2007, continue to bear interest at the rate of 6% per annum. The Notes were due at the earlier of December 31, 2007, or a Change of Control Transaction (as defined below); however, the Notes were extended to the earlier of December 31, 2008 or a Change of Control Transaction. Additionally, the Notes are only convertible when the Company consummates a Change of Control Transaction. A Change in

Control Transaction shall mean (i) a sale of all or substantially all of the Company's assets, (ii) a transaction (or series of transactions, including merger, consolidation or other reorganization of the Company, or issuance of additional shares of capital stock of the Company other than in connection with capital raising transactions) which results in the holders of the Company's capital stock prior to the transaction owning less than 50% of the voting power, on a fully diluted, as-converted basis for all outstanding classes thereof, of the Company's capital stock after the transaction or (iii) a liquidation, dissolution or winding up of the Company. The Notes are convertible at various rates ranging from $.005 to $.40 per share, representing an aggregate of 5,397,218 shares potentially issuable. Since the conversion feature in the Notes is contingent on a future event outside the control of the investors, the contingent beneficial conversion feature, valued at approximately $167,670, will not be recognized until the contingency is resolved.

The holders of the Notes were also granted Registration Rights with respect to the shares of common stock issuable upon conversion of the Notes, if they are converted. These rights are evidenced by a Registration Rights Agreement between the Company and the holders of the Notes; such registration rights do not become effective until a Change in Control Transaction occurs.

In April 2008, the Company received additional advances of $13,000. The Company converted these advances into notes on the same terms as the existing Notes.

NOTE 5 - RELATED PARTY TRANSACTION

Through an oral agreement with the Company's President, the Company is provided office space, phone usage, equipment rental and other office services. The Company has not been charged for these services as usage has been minimal.

NOTE 6 - TRADING CANCELLATION OF "OLD SHARES"

In June 2007, management became aware that the shares trading under the symbol "ISYM" were the shares of common stock held by the pre-petition shareholders of the Company (the "Old Shares"). As previously disclosed in our public filings, these 3,198,948 shares of common stock, comprising the Old Shares issued to the pre-petition shareholders, were cancelled when the Company emerged from bankruptcy on August 9, 2000. Effective August 9, 2000, these Old Shares had no value and should not have been trading. As a result, in June 2007, the Company advised The Depository Trust & Clearing Corporation and the CUSIP Service Bureau that these shares were cancelled and should not be trading. Management does not believe that the trading and cancellation of these shares poses a contingent liability to the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

ITEM 8A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

         The Company's management, which is comprised solely of John Sharpe, has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(c) and 5d-15(c). The assessment by John Sharpe of our disclosure controls and procedures and the assessment by our management of our internal control over financial reporting included a review of procedures in our organization. Management's intent in this regard is that the disclosure controls and procedures and the internal control over financial reporting will be maintained and updated (including improvements and corrections) as conditions warrant.

MANAGEMENT'S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

         Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. This material weakness is the result of our complete dependence upon John Sharpe, who acts as both chief executive officer and chief financial officer, and the lack of staff with public accounting experience.

         Although this constitutes a material weakness in our financial reporting, management has decided that, in light of our financial situation and limited operations, the risks associated with the dependence upon Mr. Sharpe as compared to the potential benefits of adding new employees, does not justify the expenses that would need to be incurred to remedy this situation. Management will periodically re-evaluate this situation. If the situation changes and/or sufficient capital is obtained, it is our intention to increase staffing to mitigate the current dependence upon Mr. Sharpe and limited experience with public accounting.

         This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There have been no changes in our internal controls over financial reporting or other factors which have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         In June 2007, it came to the attention of management that the shares trading under the symbol "ISYM" were the shares of common stock held by the pre-petition shareholders of the Company (the "Old Shares"). As previously disclosed in our public filings, these 3,198,948 shares of common stock, comprising the Old Shares issued to the pre-petition shareholders, were cancelled when the Company emerged from bankruptcy on August 9, 2000. Effective August 9, 2000, these Old Shares had no value and should not have been trading. As a result, in June 2007, the Company advised The Depository Trust & Clearing Corporation and the CUSIP Service Bureau that these shares were cancelled and should not be trading. We obtained a new CUSIP number, or identification number, for the 1,000,000 shares issued to the holders of various claims pursuant to our Plan of Reorganization and the Order of the Bankruptcy Court approving the Plan of Reorganization and are in the process of obtaining a new symbol. Management does not believe that the trading and cancellation of these shares poses a contingent liability to the Company.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The directors, executive officers and key employees of the Company are:

         Name                   Age    Position
         ----                   ---    --------
         John M. Sharpe, Jr.    55     President, Chief Executive Officer,
                                       Chief Financial Officer and Director

         John M. Sharpe, 55, is the President and sole Director of the Company. In addition, Mr. Sharpe is currently Chief Financial Officer of The Landtek Group, Inc. and has been since 2000. From 1997 through 2000, Mr. Sharpe was also a Director of Finance for the Company during the pendency of its reorganization pursuant to Chapter 11 of the Bankruptcy Code and the United States Bankruptcy Court for the Eastern District of New York. Prior to that, from 1994 to 1997, Mr. Sharpe was the Chief Financial Officer of Executive Plan Design, a privately held full service brokerage firm. Mr. Sharpe will devote very little time to our affairs, generally less than 20 hours per month.

         Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting and until their successors are elected and qualified. All Executive Officers serve at the discretion of the Board of Directors.

CORPORATE GOVERNANCE

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

ITEM 10. EXECUTIVE COMPENSATION

         No Director or Executive Officer of the Company received any cash compensation during the fiscal years ended December 31, 2007 or 2006. John Sharpe spends part time on the business of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         As of March 31, 2008, we had 1,000,000 shares of common stock issued and outstanding. The following table sets forth, as of March 31, 2008, the beneficial ownership of our outstanding shares of common stock by (1) the only persons who own of record or are known to own, beneficially, more than 5% of our common stock; (2) each director and executive officer of the Company; and (3) all directors and officers as a group.

         NAME                                    NO. OF SHARES   PERCENT
         ----                                    -------------   -------
         John M. Sharpe, Jr. .................      762,291       76.2%

         Pryor & Mandelup ....................       65,000        6.5%

         All directors and officers as a group      762,291       76.2%

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

ITEM 13. EXHIBITS

Exhibit No.                          Description
-----------  -------------------------------------------------------------------
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

31           Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32           Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to Form 10-SB filed with the SEC on December 3, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Marcum and Kliegman LLP has served as the Company's Certified Public Accountants since the year 2003. Audit fees during the year ended December 31, 2006 were $16,250. Audit fees for the year ended December 31, 2007 were $17,500. There were no other services rendered by Marcum and Kliegman LLP during 2007 or 2006.

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

                                        INNER SYSTEMS, INC.


Date: April 15, 2008                    By: /s/ John M. Sharpe, Jr.
                                            -----------------------
                                            John M. Sharpe, Jr.
                                            President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


SIGNATURE                     TITLE                        DATE

/s/ John M. Sharpe, Jr.       President/Principal          April 15, 2008
-----------------------       Executive and Director
John M. Sharpe, Jr.