Form 10-Q
period 2008-03-31
INNER SYSTEMS INC
filed 2008-05-20
CIK 1271551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2008
                                        --------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________.

                         Commission file number 0-50490

                               INNER SYSTEMS, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

           New York                                              11-3447096
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                     1895 Byrd Drive, East Meadow, NY 11554
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (516) 794-2179
                                 --------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES __X__   NO _____

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                             YES __X__   NO _____

         The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of May 16, 2008, is 1,000,000.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------
                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                                        CONDENSED BALANCE SHEETS
                                                                     (unaudited)
________________________________________________________________________________

                                     ASSETS
                                     ------

                                                      March 31,     December 31,
                                                        2008            2007
                                                      ---------     ------------

CURRENT ASSETS
--------------
   Cash ........................................      $   1,125      $   2,375
                                                      ---------      ---------
TOTAL ASSETS ...................................      $   1,125      $   2,375
                                                      =========      =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
-------------------
   Accrued interest and other expenses .........      $  35,887      $  32,669
   Notes payable ...............................        167,670        167,670
                                                      ---------      ---------
      TOTAL LIABILITIES ........................        203,557        200,339
                                                      ---------      ---------

CONTINGENCIES
-------------

STOCKHOLDERS' DEFICIENCY
------------------------
Preferred stock, par value $0.001;
 5,000,000 shares authorized,
 no shares issued and outstanding ..............              -              -
Common stock, par value $0.001;
 20,000,000 shares authorized,
 1,000,000 shares issued and outstanding .......          1,000          1,000
Additional paid in capital .....................          9,000          9,000
Deficit accumulated during the development stage       (212,432)      (207,964)
                                                      ---------      ---------

      TOTAL STOCKHOLDERS' DEFICIENCY ...........       (202,432)      (197,964)
                                                      ---------      ---------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIENCY ................      $   1,125      $   2,375
                                                      =========      =========

             See notes to unaudited condensed financial statements.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                              CONDENSED STATEMENTS OF OPERATIONS
                                                                     (unaudited)
________________________________________________________________________________

                                                               Cumulative from
                                     Three Months Ended         August 9, 2000
                                          March 31,               (Inception)
                                 --------------------------    through March 31,
                                     2008          2007             2008
                                 -----------    -----------    -----------------

NET SALES ....................   $        --    $        --       $       --

GENERAL AND ADMINISTRATIVE
 EXPENSES ....................         1,954          3,780          177,688

INTEREST EXPENSE .............         2,514          1,953           24,744

IMPAIRMENT OF
 REORGANIZATION VALUE ........            --             --           10,000
                                 -----------    -----------       ----------

   NET LOSS ..................   $    (4,468)   $    (5,733)      $ (212,432)
                                 ===========    ===========       ==========

PER SHARE INFORMATION
   Basic and diluted,
    net loss per share .......   $      (.01)   $      (.01)
                                 ===========    ===========

   Basic and diluted,
    weighted average common
    shares outstanding .......     1,000,000      1,000,000
                                 ===========    ===========

             See notes to unaudited condensed financial statements.

                                                                    INNER SYSTEMS, INC.
                                                          (A Development Stage Company)

                                                     CONDENSED STATEMENTS OF CASH FLOWS
                                                                            (unaudited)
_______________________________________________________________________________________
                                                                      Cumulative from
                                              Three Months Ended       August 9, 2000
                                                   March 31,             (Inception)
                                            ----------------------    through March 31,
                                               2008         2007           2008
                                            ---------    ---------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ................................   $  (4,468)   $  (5,733)      $(212,432)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Impairment of reorganization value ..          --           --          10,000
  Changes in operating liabilities:
    Accrued interest and other expenses .       3,218       (2,335)         35,887
                                            ---------    ---------       ---------

    NET CASH USED IN OPERATING ACTIVITIES      (1,250)      (8,068)       (166,545)
                                            ---------    ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES ....          --           --              --
                                            ---------    ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Notes Payable .............          --        8,000         167,670
                                            ---------    ---------       ---------

  NET (DECREASE) INCREASE IN CASH .......      (1,250)         (68)          1,125

CASH - Beginning ........................       2,375        2,238              --
----                                        ---------    ---------       ---------

CASH - Ending ...........................   $   1,125    $   2,170       $   1,125
----                                        =========    =========       =========

                 See notes to unaudited condensed financial statements

                                           4

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)
________________________________________________________________________________

NOTE 1 - Formation, Nature of Business and Going Concern
         -----------------------------------------------

Inner Systems, Inc. (the "Company"), a Delaware company, was organized in May 1997. The Company was in the business of providing concession services. On May 21, 1999, the Company filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. The petition was filed in the United States Bankruptcy Court for the Eastern District of New York and its plan of reorganization was confirmed on August 9, 2000 ("Inception Date"). As of that date, 1,000,000 shares of common stock were issued.

Pursuant to the plan of reorganization, the Company sold its operations to an unrelated third party. Effective August 9, 2000, the Company is in the development stage and is seeking to raise capital to fund possible acquisitions. The Company is actively searching for acquisition targets. As of May 16, 2008 the Company had not identified any such targets.

The Company has not commenced principal operations as of March 31, 2008 and there is no assurance that the Company will have the ability to carry out its business plan without raising sufficient debt or equity financing. Through March 31, 2008 the Company has raised $167,670 from debt financing (Note 4), plus an additional $13,000 in April 2008. Additional funds will be necessary. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that it will be successful. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any disclosures that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - Basis of Presentation
         ---------------------

The accompanying unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary to make the financial position, results of operations and cash flows not misleading as of March 31, 2008 and for all periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the full year. The condensed financial statements should be read in conjunction with the notes to the financial statements and in conjunction with the Company's audited financial statements for the period August 9, 2000 (Inception) through December 31, 2007, which are included in the Company's annual report on Form 10-KSB for the year ended December 31, 2007. The accounting policies used to prepare the condensed financial statements are consistent with those described in the December 31, 2007 financial statements.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)
________________________________________________________________________________

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

LOSS PER SHARE

The Company adopted the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. During the period August 9, 2000 (Inception) through March 31, 2008, no options or other contracts to issue common stock were issued or entered into. 5,397,218 shares issuable upon conversion of the Company's convertible notes have been excluded from earnings per share as they were anti-dilutive. Accordingly, basic and diluted earnings per share are identical. See Note 4 for the issuance of Senior Convertible Promissory Notes, which contain a contingent conversion feature.

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

The Company adopted Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the benefit of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. FIN 48 was applied to all open tax years as of the date of effectiveness. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no unrecognized tax benefits as of January 1, 2008.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)
________________________________________________________________________________

NOTE 3 - Summary of Significant Accounting Principles, continued
         -------------------------------------------------------

The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in FIN 48. Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for tax years ended 2004 through 2007, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense. No interest or penalties on income taxes have been recorded during the three months ended March 31, 2008 or any prior period. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of FIN 48 did not have a material effect on our financial position, results of operations or cash flows.

NEW ACCOUNTING PRONOUNCEMENTS

In December, 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations" ("SFAS 141R"). SFAS 141R changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. More transactions and events will qualify as business combinations and will be accounted for at a fair value under the new standard. SFAS 141R promotes greater use of fair values in financial reporting. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for any business acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

Management does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the accompanying financial statements.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)
________________________________________________________________________________

NOTE 4 - Notes Payable
         -------------

The Company financed operations through loans from various investors. Originally, these loans were evidenced by Demand Promissory Notes bearing interest at the rate of 6% per annum; however, these Demand Promissory Notes were exchanged for Senior Convertible Promissory Notes (the "Notes"), which are convertible into shares of the Company's common stock. The Notes, which represent $167,670 in the aggregate, continue to bear interest at the rate of 6% per annum and are generally due at the earlier of December 31, 2008, or a Change of Control Transaction (as defined below). Additionally, the Notes are only convertible when the Company consummates a Change of Control Transaction. A Change in Control Transaction shall mean (i) a sale of all or substantially all of the Company's assets, (ii) a transaction (or series of transactions, including merger, consolidation or other reorganization of the Company, or issuance of additional shares of capital stock of the Company other than in connection with capital raising transactions) which results in the holders of the Company's capital stock prior to the transaction owning less than 50% of the voting power, on a fully diluted, as-converted basis for all outstanding classes thereof, of the Company's capital stock after the transaction or (iii) a liquidation, dissolution or winding up of the Company. The Notes are convertible at various rates ranging from $.005 to $.40 per share, representing an aggregate of 5,397,218 shares potentially issuable. Since the conversion feature in the Notes is contingent on a future event outside the control of the investors, the contingent beneficial conversion feature, valued at approximately $130,175, will not be recognized until the contingency is resolved. At March 31, 2008, interest of $24,745 is accrued.

The holders of the Notes were also granted Registration Rights with respect to the shares of common stock issuable upon conversion of the Notes, if they are converted. These rights are evidenced by a Registration Rights Agreement between the Company and the holders of the Notes; such registration rights do not become effective until a Change in Control transaction occurs.

In April 2008, the Company received an additional advance of $13,000. The Company expects that these advances will be converted into notes on the same terms as the existing notes.

NOTE 5 - Trading Cancellation of "Old Shares"
         ------------------------------------

In 2007, it came to the attention of management that the shares trading under the symbol "ISYM" were the shares of common stock held by the pre-petition shareholders of the Company (the "Old Shares"). As previously disclosed in our public filings, these 3,198,948 shares of common stock, compromising the Old Shares issued to the pre-petition shareholders, were cancelled when the Company emerged form bankruptcy on August 9, 2000. Effective August 9, 2000, these Old Shares had no value and should not have been trading. As a result, in June 2007, the Company advised The Depositary Trust & Clearing Corporation and the CUSIP Service Bureau that these shares were cancelled and should not be trading. Management does not believe that the trading and cancellation of these shares poses a contingent liability to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         We continue to finance the Company's operations through the issuance and sale of the Notes. In addition, on April 1, 2008, we borrowed an additional $13,000. These funds were utilized to satisfy accrued expenses and general administrative expenses included in our Statement of Operations for the three months ended March 31, 2008. We are seeking to acquire business entities that will generate cash from operations.

         We currently rely on loan proceeds or proceeds from the sale of our securities to fund our operations. There is no assurance that we will be able to continue generating funds from loans by investors. We are seeking to acquire business entities that will generate cash from operations.

         For the fiscal year ending December 31, 2008, we anticipate incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Exchange Act, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, we will not generate revenues. We may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES
         -----------------------

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         Not applicable.

ITEM 1A. RISK FACTORS
         ------------

         There are no material changes to the risk factors set forth in Part I,
Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. Please refer to that section for disclosures regarding the risks and uncertainties related to the company's business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
         -----------------------------------------------------------

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         Not applicable.

ITEM 5.  OTHER INFORMATION
         -----------------

         In June 2007, it came to the attention of management that the shares trading under the symbol "ISYM" were the shares of common stock held by the pre-petition shareholders of the Company (the "Old Shares"). As previously disclosed in our public filings, these 3,198,948 shares of common stock, comprising the Old Shares issued to the pre-petition shareholders, were cancelled when the Company emerged from bankruptcy on August 9, 2000. Effective August 9, 2000, these Old Shares had no value and should not have been trading. As a result, in June 2007, the Company advised The Depository Trust & Clearing Corporation and the CUSIP Service Bureau that these shares were cancelled and should not be trading. We obtained a new CUSIP number, or identification number, for the 1,000,000 shares issued to the holders of various claims pursuant to our Plan of Reorganization and the Order of the Bankruptcy Court approving the Plan of Reorganization and these shares began trading under the symbol "INSY" on May 12, 2008. Management does not believe that the trading and cancellation of these shares poses a contingent liability to the Company.

ITEM 6.  EXHIBITS
         --------

         31       Certification of CEO and CFO Pursuant to Section 302

         32       Certification of CEO and CFO Pursuant to Section 906

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INNER SYSTEMS, INC.


Date:    May 20, 2008                   By: /s/ John M. Sharpe, Jr.
                                            -----------------------
                                            John M. Sharpe, Jr., President