Form 10-Q
period 2008-06-30
INNER SYSTEMS INC
filed 2008-08-18
CIK 1271551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2008
                                        -------------

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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                             YES __X__   NO _____

         The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of August 12, 2008, is 1,000,000.

                              FINANCIAL INFORMATION

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                                        CONDENSED BALANCE SHEETS
                                                                     (unaudited)
________________________________________________________________________________

                                     ASSETS
                                     ------
                                                        June 30,    December 31,
                                                          2008          2007
                                                       ---------    ------------

CURRENT ASSETS
--------------
   Cash ...........................................    $   2,783    $     2,375
                                                       ---------    -----------
TOTAL ASSETS ......................................    $   2,783    $     2,375
                                                       =========    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
-------------------
   Accrued interest and other expenses ............    $  40,083    $    32,669
   Notes payable ..................................      188,670        167,670
                                                       ---------    -----------
      TOTAL LIABILITIES ...........................      228,753        200,339
                                                       ---------    -----------

CONTINGENCIES
-------------

STOCKHOLDERS' DEFICIENCY
------------------------
Preferred stock, par value $0.001;
  5,000,000 shares authorized,
  no shares issued and outstanding ................            -              -
Common stock, par value $0.001;
  20,000,000 shares authorized,
  1,000,000 shares issued and outstanding .........        1,000          1,000
Additional paid in capital ........................        9,000          9,000
Deficit accumulated during the development stage ..     (235,970)      (207,964)
                                                       ---------    -----------

   TOTAL STOCKHOLDERS' DEFICIENCY .................     (225,970)      (197,964)
                                                       ---------    -----------

   TOTAL LIABILITIES AND
   STOCKHOLDERS' DEFICIENCY .......................    $   2,783    $     2,375
                                                       =========    ===========

             SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS.

                                                                                 INNER SYSTEMS, INC.
                                                                       (A Development Stage Company)

                                                                  CONDENSED STATEMENTS OF OPERATIONS
                                                                                         (unaudited)
____________________________________________________________________________________________________
                                                                                        Cumulative
                                                                                           from
                                                                                         August 9,
                                Three Months Ended             Six Months Ended            2000
                                     June 30,                      June 30,             (Inception)
                            --------------------------    --------------------------    to June 30,
                                2008           2007          2008            2007           2008
                            -----------    -----------    -----------    -----------    -----------
NET SALES ...............   $         -    $         -    $         -    $         -    $         -

GENERAL AND
  ADMINISTRATIVE
  EXPENSES ..............        20,777         13,041         22,731         16,821        198,465
INTEREST EXPENSE ........         2,761          2,094          5,275          4,047         27,505
IMPAIRMENT OF
  REORGANIZATION
  VALUE .................             -              -              -              -         10,000
                            -----------    -----------    -----------    -----------    -----------

     NET LOSS ...........   $   (23,538)   $   (15,135)   $   (28,006)   $   (20,868)   $  (235,970)
                            ===========    ===========    ===========    ===========    ===========

PER SHARE INFORMATION
  Basic and diluted, net
  loss per share ........   $      (.02)   $      (.02)   $      (.03)   $      (.02)
                            ===========    ===========    ===========    ===========

  Basic and diluted,
  weighted average shares
  outstanding ...........     1,000,000      1,000,000      1,000,000      1,000,000
                            ===========    ===========    ===========    ===========

                       SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS.

                                                  3

                                                                     INNER SYSTEMS, INC.
                                                           (A Development Stage Company)

                                                      CONDENSED STATEMENTS OF CASH FLOWS
                                                                             (unaudited)
________________________________________________________________________________________
                                                                             Cumulative
                                                                                from
                                                                              August 9,
                                                For the Six Months Ended        2000
                                                        June 30,             (Inception)
                                                ------------------------     to June 30,
                                                   2008           2007           2008
                                                ---------      ---------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..................................     $ (28,006)     $ (20,868)     $(235,970)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
      Impairment of reorganization value ..             -              -         10,000
    Changes in operating liabilities:
      Accrued expenses ....................         7,414          8,525         40,083
                                                ---------      ---------      ---------

      NET CASH USED IN OPERATING ACTIVITIES       (20,592)       (12,343)      (185,887)
                                                ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of Notes Payable .............        21,000         12,495        188,670
                                                ---------      ---------      ---------

    NET INCREASE  IN CASH .................           408            152          2,783

CASH - Beginning ..........................         2,375          2,238              -
----                                            ---------      ---------      ---------

CASH - Ending .............................     $   2,783      $   2,390      $   2,783
----                                            =========      =========      =========

                 SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS.

                                            4

                                                             INNER SYSTEMS, INC.
                                                   (A Development State Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (Unaudited)

                          For the Three and Six Months Ended June 30, 2008, 2007
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________

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

Pursuant to the plan of reorganization, the Company sold its operations to an unrelated third party. Effective August 9, 2000, the Company is in the development stage and is seeking to raise capital to fund possible acquisitions. The Company is actively searching for acquisition targets. As of August 15, 2008, the Company had not identified any such targets.

The Company has not commenced principal operations as of June 30, 2008 and there is no assurance that the Company will have the ability to carry out its business plan without raising sufficient debt or equity financing. Through June 30, 2008, the Company has raised $167,670 through debt financing (see Note 4), plus an additional $21,000 in April and May 2008 that are expected to be converted into notes on the same terms as the existing notes. Additional funds will be necessary. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that they will be successful. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any disclosures that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - Basis of Presentation
         ---------------------

The accompanying unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary to make the financial position, results of operations and cash flows not misleading as of June 30, 2008 and for all periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the full year. The condensed financial statements should be read in conjunction with the notes to the financial statements and in conjunction with the Company's audited financial statements for the period August 9, 2000 (Inception) through December 31, 2007, which are included in the Company's annual report on Form 10-KSB for the year ended December 31, 2007. The accounting policies used to prepare the condensed financial statements are consistent with those described in the December 31, 2007 financial statements.

                                                             INNER SYSTEMS, INC.
                                                   (A Development State Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (Unaudited)

                          For the Three and Six Months Ended June 30, 2008, 2007
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________

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

LOSS PER SHARE

The Company adopted the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. During the period August 9, 2000 (Inception) through June 30, 2008, no options or other contracts to issue common stock were issued or entered into. 4,903,193 shares issuable upon conversion of the Company's convertible notes have been excluded from earnings per share as they were anti-dilutive. Accordingly, basic and diluted earnings per share are identical. See Note 4 for the issuance of Senior Convertible Promissory Notes, which contain a contingent conversion feature.

                                                             INNER SYSTEMS, INC.
                                                   (A Development State Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (Unaudited)

                          For the Three and Six Months Ended June 30, 2008, 2007
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________

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

The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in FIN 48. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for tax years ended 2004 through 2007, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense. No interest or penalties on income taxes have been recorded during the six months ended June 30, 2008 or 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of FIN 48 did not have a material effect on the Company's financial position, results of operations or cash flows.

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

                                                             INNER SYSTEMS, INC.
                                                   (A Development State Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (Unaudited)

                          For the Three and Six Months Ended June 30, 2008, 2007
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________

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

NOTE 4 - Notes Payable
         -------------

The Company financed operations through loans from various investors. Originally, these loans were evidenced by Demand Promissory Notes bearing interest at the rate of 6% per annum; however, these Demand Promissory Notes were exchanged for Senior Convertible Promissory Notes (the "Notes"), which are convertible into shares of the Company's common stock. The Notes, which represent $188,670 in the aggregate, including the $21,000 of loans in April and May, 2008, continue to bear interest at the rate of 6% per annum and are generally due at the earlier of December 31, 2008, or a Change of Control Transaction (as defined below). Additionally, the Notes are only convertible when the Company consummates a Change of Control Transaction. A Change in Control Transaction shall mean (i) a sale of all or substantially all of the Company's assets, (ii) a transaction (or series of transactions, including merger, consolidation or other reorganization of the Company, or issuance of additional shares of capital stock of the Company other than in connection with capital raising transactions) which results in the holders of the Company's capital stock prior to the transaction owning less than 50% of the voting power, on a fully diluted, as-converted basis for all outstanding classes thereof, of the Company's capital stock after the transaction or (iii) a liquidation, dissolution or winding up of the Company. The Notes, including the $21,000 of loans in April and May, 2008, are convertible at various rates ranging from $.005 to $.40 per share, representing an aggregate of 4,903,193 shares potentially issuable. Since the conversion feature in the Notes is contingent on a future event outside the control of the investors, the contingent beneficial conversion feature, valued at approximately $98,944 will not be recognized until the contingency is resolved. At June 30, 2008, interest of $27,505 is accrued.

                                                             INNER SYSTEMS, INC.
                                                   (A Development State Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (Unaudited)

                          For the Three and Six Months Ended June 30, 2008, 2007
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________

The holders of the Notes were also granted Registration Rights with respect to the shares of common stock issuable upon conversion of the Notes, if they are converted. These rights are evidenced by a Registration Rights Agreement between the Company and the holders of the Notes; such registration rights do not become effective until a Change in Control transaction occurs.

In April and May 2008, the Company received additional advances of $21,000 in the aggregate. The Company expects that these advances will be converted into notes on the same terms as the existing notes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         We continue to finance the Company's operations through the issuance and sale of the Notes. In addition, in April and May 2008, we borrowed an additional $21,000 in the aggregate. These funds are expected to be converted into Senior Convertible Promissory Notes. These funds were utilized to satisfy accrued expenses and general administrative expenses included in our Statement of Operations for the six months ended June 30, 2008. We are seeking to acquire business entities that will generate cash from operations.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         Not Applicable.

ITEM 1A. RISK FACTORS
         ------------

         There are no material changes to the risk factors set forth in Part I,
Item 1A, "Risk Factors", of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007. Please refer to that section for disclosures regarding the risks and uncertainties related to the company's business.

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

                                        INNER SYSTEMS, INC.


Date:    August 15, 2008                By: /s/ John M. Sharpe, Jr.
                                            -----------------------
                                            John M. Sharpe, Jr., President