Form 10-Q
period 2008-09-30
INNER SYSTEMS INC
filed 2008-11-19
CIK 1271551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September  30, 2008
                                        -------------------

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

                             YES __X__   NO _____

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                             YES __X__   NO _____

         The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of November 18, 2008, is 1,000,000.

                          PART I. FINANCIAL INFORMATION

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                                         CONDENSED BALANCE SHEET
________________________________________________________________________________

                                     ASSETS
                                     ------

                                                         September
                                                         30, 2008     December
                                                        (unaudited)   31, 2007
                                                         ---------    ---------

CURRENT ASSETS
--------------
   Cash .............................................    $   2,960    $   2,375
                                                         ---------    ---------
   TOTAL ASSETS .....................................    $   2,960    $   2,375
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES
-------------------
   Accrued expenses .................................    $  41,644    $  32,669
   Notes payable ....................................      196,170      167,670
                                                         ---------    ---------
      TOTAL LIABILITIES .............................      237,814      200,339
                                                         ---------    ---------

CONTINGENCIES
-------------

STOCKHOLDERS' DEFICIENCY
------------------------
Preferred stock, par value $0.001; 5,000,000 shares
  authorized, no shares issued and outstanding ......            -            -
Common stock, par value $0.001; 20,000,000 shares
  authorized, 1,000,000 shares issued and outstanding        1,000        1,000
Additional paid in capital ..........................        9,000        9,000
Deficit accumulated during the development stage ....     (244,854)    (207,964)
                                                         ---------    ---------

      TOTAL STOCKHOLDERS' DEFICIENCY ................     (234,854)    (197,964)
                                                         ---------    ---------

      TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIENCY ......................    $   2,960    $   2,375
                                                         =========    =========

                  See notes to condensed financial statements.

                                                                                 INNER SYSTEMS, INC.
                                                                       (A Development Stage Company)

                                                                  CONDENSED STATEMENTS OF OPERATIONS
                                                                                         (unaudited)
____________________________________________________________________________________________________
                                                                                    Cumulative from
                            Three Months Ended             Nine Months Ended         August 9, 2000
                               September 30,                 September 30,            (Inception)
                        --------------------------    --------------------------    to September 30,
                            2008           2007           2008           2007             2008
                        -----------    -----------    -----------    -----------    ----------------
NET SALES ...........   $        --    $        --    $        --    $        --      $        --

GENERAL AND
 ADMINISTRATIVE
 EXPENSES ...........         5,995         18,885         28,726         35,706          204,460
INTEREST EXPENSE ....         2,889          2,169          8,164          6,216           30,394
IMPAIRMENT OF
 REORGANIZATION
 VALUE ..............            --             --             --             --           10,000
                        -----------    -----------    -----------    -----------      -----------

   NET LOSS .........   $    (8,884)   $   (21,054)   $   (36,890)   $   (41,922)     $  (244,854)
                        ===========    ===========    ===========    ===========      ===========

PER SHARE
 INFORMATION
   Basic and diluted,
   net loss per share   $      (.01)   $      (.02)   $      (.04)   $      (.04)
                        ===========    ===========    ===========    ===========
   Basic and diluted,
   weighted average
   shares outstanding     1,000,000      1,000,000      1,000,000      1,000,000
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

                                                  3

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                              CONDENSED STATEMENTS OF CASH FLOWS
                                                                     (unaudited)
________________________________________________________________________________

                                               For the          Cumulative from
                                          Nine Months Ended     August 9, 2000
                                            September 30,         (Inception)
                                       ----------------------   to September 30,
                                          2008         2007           2008
                                       ---------    ---------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ...........................   $ (36,890)   $ (41,922)     $(244,854)
   Adjustments to reconcile net loss
    to Net cash used in operating
    activities:
     Impairment of reorganization
       value .......................          --           --         10,000
   Changes in operating liabilities:
     Accrued expenses ..............       8,975       25,623         41,644
                                       ---------    ---------      ---------

     NET CASH USED IN OPERATING
      ACTIVITIES ...................     (27,915)     (16,299)      (193,210)
                                       ---------    ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of Notes Payable .......      28,500       16,495        196,170
                                       ---------    ---------      ---------

   NET INCREASE IN CASH ............         585          196          2,960

CASH - Beginning ...................       2,375        2,238             --
----                                   ---------    ---------      ---------

CASH - Ending ......................   $   2,960    $   2,434      $   2,960
----                                   ---------    ---------      ---------

                   See notes to condensed financial statements

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                    For the Three and Nine Months Ended September 30, 2008, 2007
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________

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

Pursuant to the plan of reorganization, the Company sold its operations to an unrelated third party. Effective August 9, 2000, the Company is in the development stage and is seeking to raise capital to fund possible acquisitions. The Company is actively searching for acquisition targets. As of November 18, 2008, the Company had not identified any such targets.

The Company has not commenced principal operations as of September 30, 2008 and there is no assurance that the Company will have the ability to carry out its business plan without raising sufficient debt or equity financing. Through September 30, 2008, the Company has raised $196,170 from debt financing (Note
4), including $7,500 in August 2008 which is expected to be converted into notes on the same terms as the existing terms. Additional funds will be necessary. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that they will be successful. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any disclosures that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - Basis of Presentation
         ---------------------

The accompanying unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary to make the financial position, results of operations and cash flows not misleading as of September 30, 2008 and for all periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the full year. The condensed financial statements should be read in conjunction with the notes to the financial statements and in conjunction with the Company's audited financial statements for the period August 9, 2000 (Inception) through December 31, 2007, which are included in the Company's annual report on Form 10-KSB for the year ended December 31, 2007. The accounting policies used to prepare the condensed financial statements are consistent with those described in the December 31, 2007 financial statements.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                    For the Three and Nine Months Ended September 30, 2008, 2007
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________

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

LOSS PER SHARE

The Company adopted the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. During the period August 9, 2000 (Inception) through September 30, 2008, no options or other contracts to issue common stock were issued or entered into and 4,920,693 shares issuable upon conversion of the Company's convertible notes have been excluded from earnings per share as they were anti-dilutive. Accordingly, basic and diluted earnings per share are identical. See Note 4 for the issuance of Senior Convertible Promissory Notes, which contain a contingent conversion feature.

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                    For the Three and Nine Months Ended September 30, 2008, 2007
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________

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

The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in FIN 48. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for tax years ended 2004 through 2007, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense. No interest or penalties on income taxes have been recorded during the nine months ended September 30, 2008 or 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of FIN 48 did not have a material effect on our financial position, results of operations or cash flows.

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

                                                             INNER SYSTEMS, INC.
                                                   (A Development Stage Company)

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                                     (unaudited)

                    For the Three and Nine Months Ended September 30, 2008, 2007
                                  And Cumulative From August 9, 2000 (Inception)
________________________________________________________________________________

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

NOTE 4 - Notes Payable
         -------------

The Company financed operations through loans from various investors. Originally, these loans were evidenced by Demand Promissory Notes bearing interest at the rate of 6% per annum; however, these Demand Promissory Notes were exchanged for Senior Convertible Promissory Notes (the "Notes"), which are convertible into shares of the Company's common stock. The Notes, which represent $196,170 in the aggregate, including the $7,500 of loans in August 2008, continue to bear interest at the rate of 6% per annum and are generally due at the earlier of December 31, 2008, or a Change of Control Transaction (as defined below). Additionally, the Notes are only convertible when the Company consummates a Change of Control Transaction. A Change in Control Transaction shall mean (i) a sale of all or substantially all of the Company's assets, (ii) a transaction (or series of transactions, including merger, consolidation or other reorganization of the Company, or issuance of additional shares of capital stock of the Company other than in connection with capital raising transactions) which results in the holders of the Company's capital stock prior to the transaction owning less than 50% of the voting power, on a fully diluted, as-converted basis for all outstanding classes thereof, of the Company's capital stock after the transaction or (iii) a liquidation, dissolution or winding up of the Company. The Notes, including the $7,500 received in August 2008, are convertible at various rates ranging from $.005 to $.40 per share, representing an aggregate of 4,920,693 shares potentially issuable. Since the conversion feature in the Notes is contingent on a future event outside the control of the investors, the contingent beneficial conversion feature, valued at approximately $98,944, will not be recognized until the contingency is resolved. At September 30, 2008, interest of $30,394 is accrued.

The holders of the Notes were also granted Registration Rights with respect to the shares of common stock issuable upon conversion of the Notes, if they are converted. These rights are evidenced by a Registration Rights Agreement between the Company and the holders of the Notes; such registration rights do not become effective until a Change in Control Transaction occurs.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         We will continue to finance the Company's operations through the issuance and sale of the Notes. Proceeds of the Notes were used to satisfy accrued expenses and general administrative expenses included in our Statement of Operations for the nine months ended September 30, 2008. We are seeking to acquire business entities that will generate cash from operations.

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

EXHIBIT NO.    EXHIBIT DESCRIPTION

31             Certification of CEO and CFO Pursuant to Section 302

32             Certification of CEO and CFO Pursuant to Section 906

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INNER SYSTEMS, INC.


Date:    November 19, 2008              By: /s/ John M. Sharpe, Jr.
                                            -----------------------
                                            John M. Sharpe, Jr., President

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NO.    EXHIBIT DESCRIPTION

31             Certification of CEO and CFO Pursuant to Section 302

32             Certification of CEO and CFO Pursuant to Section 906