Form 10-K
period 2008-12-31
INNER SYSTEMS INC
filed 2009-04-15
CIK 1271551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2008

[  ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 0-50490

INNER SYSTEMS, INC.

(Exact name of small Business Issuer as specified in its charter)

New York	11-3447096
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1895 Byrd Drive
East Meadow, NY	11554
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (516) 794-2179

                                   n/a

Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]     No [  ]

State issuer's revenues for its most recent fiscal year: $0.00

As of April 1, 2009, there was no trading market for the Company’s common shares and therefore the aggregate market value of voting Common Stock held by non-affiliates of the registrant cannot be calculated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock as of April 1, 2009.

FORWARD LOOKING STATEMENTS

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Inner Systems, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Risk Factors” section in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1.	BUSINESS.

Background

Inner Systems, Inc. (the “Company”) was incorporated under the laws of the State of New York on September 16, 1997. On August 7, 1998, Inner System Industries, Inc., a Texas corporation and the owner and operator of a food service and vending machine business, was merged with and into the Company. Thereafter, we owned and operated a food cafeteria, catering business and vending machine business from offices located in Commack, New York.

On May 21, 1999, the Company filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York. We continued to operate our business as a debtor-in-possession. However, on or about August 25, 1999, we sold our assets to Culinart, Inc. Then, on August 9, 2000, the Bankruptcy Court approved our plan of reorganization (the “Plan”). The Plan stipulated payments of $395,000, the net proceeds from the sale of the assets, and the issuance of 1,000,000 shares to the holders of various claims. The interests of the pre-petition shareholders were extinguished and the 3,198,948 shares of common stock issued to the pre-petition shareholders were cancelled.

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

The Company’s current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

The Company’s principal shareholders are in contact with broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company’s existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given that limited funds are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

The Company’s search is directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset and other requirements in order to qualify shares for trading on NASDAQ Capital Market or a stock exchange (See “Investigation and Selection of Business Opportunities”). The Company anticipates that the business opportunities presented to it may (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In the Company’s judgment, none of its officers and directors would thereby become an “underwriter” within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares.

It is anticipated that business opportunities will come to the Company’s attention from various sources, including its principal shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its officers, directors or principal shareholders are currently affiliated. Should the Company determine in the future, contrary to foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is, in general, permitted by New York law to enter into such a transaction if:

1. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

2. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

3. The contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon the principal shareholders’ analysis of the quality of the other company’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the Company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to access capital, shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company’s products or services will likely not be established, and such company may not be profitable when acquired.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company’s limited financial resources. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company’s securities.

It is emphasized that the Company may effect transactions having a potentially adverse impact upon the Company’s shareholders pursuant to the authority and discretion of the Company’s management and board of directors to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company’s securities should not anticipate that the Company will necessarily furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders’ advice and consent or because state law so requires.

The analysis of business opportunities will be undertaken by or under the supervision of the Company’s principal shareholders, who are not professional business analysts. Although there are no current plans to do so, the Company might hire outside consultants to assist in the investigation and selection of business opportunities, and might pay a finder’s fee. Since the Company has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fees the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

2. The Company’s perception of how any particular business opportunity will be received by the investment community and by the Company’s stockholders;

3. Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 adopted by the Securities and Exchange Commission. See “Risk Factors—The Company Regulation of Penny Stocks.”;

4. Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

5. The extent to which the business opportunity can be advanced;

6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

8. The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

In regard to the possibility that the shares of the Company would qualify for listing on the NASDAQ Capital Market, the current standards include the requirements that the issuer of the securities satisfy, among other requirements, certain minimum levels of shareholder equity, market value or net income. Many of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ Capital Market listing criteria.

Not one of the factors described above will be controlling in the selection of a business opportunity and the Company will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially, business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex. Potential investors must recognize that, because of the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity. Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time following completion of a merger transaction; and other information deemed relevant.

As part of the Company’s investigation, the Company’s principal shareholders may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company’s limited financial resources.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of “penny stocks.” The regulations would affect, and possibly impair, any market that might develop in the Company’s securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the “penny stock” regulations. See “Risk Factors - Regulation of Penny Stocks.”

The Company believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities currently available.

Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management, board of directors and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company’s existing management and directors may resign and new management and directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Internal Revenue Code, the Company’s current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the principal shareholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company’s securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms normally found in an agreement of that type.

As a general matter, the Company anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such letter of intent will set forth the terms of the proposed acquisition but will generally not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure such goods and services.

In all probability, upon completion of an acquisition or merger, there will be a change in control through issuance of substantially more shares of common stock. Further, in conjunction with an acquisition or merger, it is likely that the principal shareholders may offer to sell a controlling interest at a price not relative to or reflective of a price which could be achieved by individual shareholders at the time.

Investment Company Act and Other Regulation

The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an “investment company” under the Investment Company Act of 1940 (the “Investment Act”), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Section 3(a) of the Investment Act contains the definition of an “investment company,” and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading “investment securities” (defined as “all securities other than government securities or securities of majority-owned subsidiaries”) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of “investment company.” Consequently, the Company’s participation in a business or opportunity through the purchase and sale of investment securities will be limited.

The Company’s plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

Any securities which the Company might acquire in exchange for its Common Stock are expected to be “restricted securities” within the meaning of the Securities Act of 1933, as amended (the “Act”). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the U. S. Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition

The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities.

Employees

As of December 31, 2008, the Company had no employees.

ITEM 1A.	RISK FACTORS

Not required as the Company is a “smaller reporting company”.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

As of December 31, 2008, the Company did not own or lease any properties.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2008, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fiscal year ended December 31, 2008 and no meeting of shareholders was held.

PART II.

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

On May 10, 2005, our common stock was approved for trading on the OTC Bulletin Board under the trading symbol “ISYM.” In June 2007, it came to the attention of management that the shares trading under the symbol “ISYM” were the shares of common stock held by the pre-petition shareholders of the Company (the “Old Shares”). As previously disclosed in our public filings, these 3,198,948 shares of common stock, comprising the Old Shares issued to the pre-petition shareholders, were cancelled when the Company emerged from bankruptcy on August 9, 2000. Effective August 9, 2000, these Old Shares had no value and should not have been trading. In June 2007, we advised The Depository Trust & Clearing Corporation and the CUSIP Service Bureau that these Old Shares were cancelled and should not be trading. We obtained a new CUSIP number, or identification number, for the 1,000,000 shares issued to the holders of various claims pursuant to our Plan of Reorganization and the Order of the BankruptcyCourt approving the Plan of Reorganization (the “New Shares”) and we have obtained the trading symbol “ISYE” for the New Shares. To date, there has been no trading market in the New Shares and there is no guarantee that any efficient trading market in the New Shares will ever develop in the future or if developed willbe sustained. A shareholder in all likelihood, therefore, will not be able to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Notes Payable

At December 31, 2008, the Company had loans and notes outstanding from an investor in the aggregate amount of $201,170, which represents amounts loaned to the Company to pay the Company’s expenses of operation. We have financed our operations through loans from investors. The loans are evidenced by Senior Convertible Promissory Notes in the aggregate amount of $201,170. The loans are convertible into shares of common stock at various rates ranging from $0.005 to $0.40 per share, representing an aggregate of 4,934,444 shares potentially issuable. These securities were offered and sold pursuant to the private offering exemption provided under Section 4(2) of the Securities Act.

Status of Outstanding Common Stock

As of December 31, 2008, we had a total of 1,000,000 shares of our common stock outstanding. Of these shares, 735,000 are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 1,000,000 shares of our common stock to approximately 113 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.	SELECTED FINANCIAL DATA

Year Ended

	12/31/08	12/31/07

Revenues	$—	$—
Net loss	$46,581	$51,971
Net loss per share	$0.05	$0.05
Weighted average no. shares	1,000,000	1,000,000
Stockholders’ deficit	$244,545	$197,964
Total assets	$2,705	$2,375
Total liabilities	$247,250	$200,339

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Inner Systems, Inc. was organized on November 7, 2006. The Company’s original business plan was to create and conduct an online business for the sale of vitamins and supplements, however, the Company never generated any meaningful revenues. On May 5, 2008, the Company discontinued its prior business and changed its business plan.

The Company’s current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

Results of Operations

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this Annual Report. This discussion includes forward-looking statements that involve risks and uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

In the year ended December 31, 2008, we financed operations through the sale of Senior Convertible Promissory Notes (the “Notes”). For the year ended December 31, 2008, we received the aggregate amount of $33,500. These funds were utilized to satisfy accrued expenses and general and administrative expenses included in our Statement of Operations for the year ended December 31, 2008. As of December 31, 2008, there was $201,170 of Notes outstanding. The Notes carry interest at 6% and are due at the earliest of December 31, 2009 or a change of control transaction.

We currently rely on loan proceeds or proceeds from the sale of our securities to fund our operations. There is no assurance that we will be able to continue generating funds from loans by investors. We are seeking to acquire business entities that will generate cash from operations.

For the fiscal year ending December 31, 2009, we anticipate incurring a loss as a result of continued expenses associated with compliance with the reporting requirements of the Exchange Act, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

PLAN OF OPERATIONS AND NEED FOR ADDITIONAL FINANCING

During the fiscal year ending December 31, 2009, we plan to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. We also plan to file all required periodic reports and to maintain our status as a fully-reporting company under the Exchange Act. In order to proceed with its plans for the next year, it is anticipated that we will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Exchange Act as well as any costs we may incur in seeking business opportunities.

Based upon the company’s current cash reserves, the Company does not have adequate resource to meet its short term or long term cash requirements. No specific commitments to provide additional funds have been made by management, the principal stockholders or other stockholders, and we have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover our expenses. As a result, these conditions raise substantial doubt about our ability to continue as a going concern.

Twelve Months Ended December 31, 2008 Compared to December 31, 2007

The following table summarizes the results of our operations during the fiscal years ended December 31, 2008 and 2007, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/08 (audited)	12/31/07 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	35,439	43,346	(7,907)	(18.2)
Net loss	46,581	51,971	(5,390)	(10.4)
Loss per share of common stock	$(0.05)	$(0.05)	—	—

We recorded a net loss of $46,581 for the fiscal year ended December 31, 2008 as compared with a net loss of $51,971 for the fiscal year ended December 31, 2007. The decrease in net loss was primarily attributable to a reduction in general and administrative expenses.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to an investor in our securities.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates other than with respect to the valuation allowance on its deferred tax assets as a result of the Company’s Net Operating Loss carry-forward. Due to the fact that the Company does not have any operating business, we do not believe that we do not have any such critical accounting policies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company as of and for the fiscal years ended December 31, 2008 and 2007 and the period from inception (August 9, 2000) through December 31, 2008, and the reports thereon of Marcum and Kleigman LLP with respect to the fiscal year ended December 31, 2007 and Paritz & Co. with respect to the fiscal year ended December 31, 2008.

INNER SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

CONTENTS

Page

REPORTS OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2, F-3

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets	F-4

Statements of Operations	F-5

Statement of Stockholders’ Deficit	F-6

Statements of Cash Flows	F-7

Notes to the Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Inner Systems, Inc.

We have audited the accompanying balance sheet of Inner Systems, Inc. (a development stage company) (the “Company”) as of December 31, 2007, and the related statements of operations, stockholders’ deficiency and cash flows for the year then ended and for the period August 9, 2000 (inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inner Systems, Inc. (a development stage company) as of December 31, 2007, and the results of its operations and its cash flows for the years then ended and for the period August 9, 2000 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company and has not yet begun operations nor have they begun to implement their business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any disclosures that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP

Melville, NY

April 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Inner Systems, Inc.

We have audited the accompanying balance sheet of Inner Systems, Inc. (a development stage company) (the “Company”) as of December 31, 2008, and the related statements of operations, stockholders’ deficiency and cash flows for the year then ended and for the period August 9, 2000 (inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inner Systems, Inc. (a development stage company) as of December 31, 2008, and the results of its operations and its cash flows for the years then ended and for the period August 9, 2000 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company and has not yet begun operations nor have they begun to implement their business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any disclosures that might result from the outcome of this uncertainty.

/S/ PARITZ & CO.

Hackensack, NJ

April 15, 2009

Inner Systems, Inc.

(A Development Stage Company)

Balance Sheets

	December 31, 2008	December 31, 2007

ASSETS

Current assets
Cash	$2,705	$2,375

Total current assets	—	2,375

TOTAL ASSETS	$2,705	$2,375

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	$46,080	$32,669
Notes payable	201,170	167,670

Total liabilities	247,250	200,339

Stockholders’ deficit
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	—	—
Common stock, par value $0.001, 20,000,000 shares authorized, 1,000,000 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	1,000	1,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(254,545)	(207,964)

Total stockholders’ deficit	(244,545)	(197,964)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,705	$2,375

The accompanying notes are an integral part of these financial statements

Inner Systems, Inc.

(A Development Stage Company)

Statements of Operations

	Year Ended December 31,		Cumulative from Inception (August 9, 2000) to December 31,
	2008	2007	2008

Revenue	$—	$—	$—

Expenses:
General and administrative	35,439	43,346	211,173

Total operating expenses	35,439	43,346	211,173

Other expenses
Interest expense	11,142	8,625	33,372
Impairment of reorganization value	—	—	10,000

Net loss	$(46,581)	$(51,971)	$(254,545)

Net loss per common share	$(0.05)	$(0.05)

Weighted average number of common shares	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements

Inner Systems, Inc.

(A Development Stage Company)

Statement of Stockholders’ Deficit

	Preferred Shares	Preferred Amount	Common Shares	Common Shares Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance – August 9, 2000 (Date of Inception)	—	—	$1,000,000	$1,000	$9,000	$—	$10,000
Net loss	—	—	—	—	—	(10,000)	(10,000)

Balance at December 31, 2001	—	—	1,000,000	1,000	9,000	(10,000)	—
Net loss	—	—	—	—	—	(10,000)	—

Balance – December 31, 2002	—	—	1,000,000	1,000	9,000	(10,000)	—
Net loss	—	—	—	—	—	(27,588)	(27,588)

Balance – December 31, 2003	—	—	1,000,000	1,000	9,000	(37,588)	(27,588)
Net loss	—	—	—	—	—	(43,979)	(43,979)

Balance – December 31, 2004	—	—	1,000,000	1,000	9,000	(81,567)	(71,567)
Net loss	—	—	—	—	—	(39,458)	(39,458)

Balance – December 31, 2005	—	—	1,000,000	1,000	9,000	(121,025)	(111,025)
Net loss	—	—	—	—	—	(34,968)	(34,968)

Balance – December 31, 2006	—	—	1,000,000	1,000	9,000	(155,993)	(145,993)
Net loss	—	—	—	—	—	(51,971)	(51,971)

Balance – December 31, 2007	—	—	1,000,000	1,000	9,000	(207,964)	(197,964)
Net loss	—	—	—	—	—	(46,581)	(46,581)

Balance – December 31, 2008	—	—	1,000,000	$1,000	$9,000	$(254,545)	$(244,545)

The accompanying notes are an integral part of these financial statements

Inner Systems, Inc.

(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31,		Cumulative from Inception (August 9, 2000) to December 31,
	2008	2007	2008

Cash flows relating to operating activities
Net loss	$(46,581)	$(51,971)	$(254,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of reorganization value	—	—-	10,000
Change in operating liabilities:
Increase in accrued expenses	13,411	14,613	46,080

Net cash used in operating activities	(33,170)	(37,358)	(198,465)

Cash flows relating to financing activities
Proceeds from notes payable	33,500	37,495	201,170

Net cash provided by financing activities	33,500	37,495	201,170

Increase in cash	330	137	2,705
Cash, beginning of period	2,375	2,238

Cash, end of period	$2,705	$2,375	$2,705

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

INNER SYSTEMS, INC.

(A DEVELOPMENT STATE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - FORMATION, NATURE OF BUSINESS AND GOING CONCERN

Inner Systems, Inc. (the “Company”), a New York company, was organized in 1997. The Company was in the business of providing concession services. On May 21, 1999, the Company filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. The petition was filed in the United States Bankruptcy Court for the Eastern District of New York and its plan of reorganization was confirmed on August 9, 2000 (“Inception” date).

Pursuant to the plan of reorganization, the Company sold its operations to an unrelated third party. Effective August 9, 2000, the Company entered the development stage and is seeking to raise capital to fund possible acquisitions. The Company is actively searching for acquisition targets. As of April 15, 2008, the Company had not identified any such targets.

The Company has not commenced principal operations as of December 31, 2008 and there is no assurance that the Company will have the ability to carry out its business plan without raising sufficient debt or equity financing. Through December 31, 2008, the Company has raised $201,170 from debt financing (Note 4). During 2008, the Company received additional advances of $33,500. On December 31, 2008, these advances were converted into notes on the same terms as the existing Senior Convertible Promissory Notes. Additional funds will be necessary to continue operations. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that they will be successful.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company is considered a development stage company, has not begun generating revenue, and has experienced recurring net operating losses. The Company had a net loss of $46,581 and $51,971 for the years ended December 31, 2008 and 2007, respectively, and a working capital deficiency of $244,545 and $197,964 at December 31, 2008 and 2007, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company is dependent on advances from investors and lenders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

A. BASIS OF ACCOUNTING

The financial statements have been prepared using the accrual basis of accounting. Under the accrual basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a December 31 year-end.

B. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2008.

INNER SYSTEMS, INC.

(A DEVELOPMENT STATE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CON’T)

C. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

D. DEVELOPMENT STAGE

The Company continues to devote substantially all of its efforts to exploring potential targets for a business combination through the purchase of assets, share purchase or exchange, merger or similar type of transaction.

E. BASIC LOSS PER SHARE

In February, 1997, the FASB issued SFAS No. 128, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Common stock equivalents consisting of 4,934,444 shares issuable upon conversion of the Company’s convertible notes, which may be dilutive in future periods, were excluded from dilute earnings (loss) per share because their effect would be anti-dilutive.

F. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

G. SHARE-BASED PAYMENT

The Company has adopted SFAS 123 (R) “Share-Based Payment”, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value.

During the years ended December 31, 2008 and 2007, there were no stock options granted or outstanding.

INNER SYSTEMS, INC.

(A DEVELOPMENT STATE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CON’T)

H. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB agreed to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 has had no impact on the Company as the Company has no non-financial assets or liabilities and as of December 31, 2008, the Company’s fair values of its financial assets and liabilities, which is comprised only of cash, interest payable and loans due to shareholders, approximate their carrying amount due to the short period of time to maturity.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. This statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company adopted this statement on January 1, 2008. The adoption did not have a material impact on its results of operations and financial position.

In December 2007, FASB issued SFAS No. 160 (“SFAS 160”), “Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, which impacts the accounting for minority interest in the consolidated financial statements of filers. The statement requires the reclassification of minority interest to the equity section of the balance sheet and the results from operations attributed to minority interest to be included in net income. The related minority interest impact on earnings would then be disclosed in the summary of other comprehensive income. The statement is applicable for all fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this standard will require prospective treatment. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its results of operations and financial position. However, the adoption of SFAS 160 is not expected to have a material impact on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 141(R) (“SFAS 141R”), “Business Combinations”, which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157 (see above). Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. The Company is currently evaluating the effect that the adoption of SFAS 141(R) will have on its results of operations and financial position. However, the adoption of SFAS 141(R) would only have an impact on the

INNER SYSTEMS, INC.

(A DEVELOPMENT STATE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CON’T)

Company if and when it were to agree to enter into an acquisition transaction and is not expected to have a material impact on the Company’s financial statements until such time.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted  for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2008. The Company does not expect the adoption of SFAS 161 will have a material impact on its financial condition or results of operation.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors. This standard is effective for fiscal years beginning after December 15, 2008, and is applicable to the Company’s fiscal year beginning January 1, 2009. The Company does not anticipate that the adoption of this FSP will have an impact on its results of operations or financial condition.

Management does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the accompanying financial statements.

NOTE 3 - BANKRUPTCY PROCEEDINGS

On August 9, 2000 (as amended on August 9, 2001), the United States Bankruptcy Court of the Eastern District of New York (the “Court”) confirmed the Company’s plan of reorganization (the “Plan”) and all debts of the Company that arose before the confirmation of the Plan were discharged.

The Plan ratified the approval of an Asset Purchase Agreement (the “Agreement”) between the Company and Culinart, Inc. (“Culinart”). Under the Agreement, Culinart is required to make certain payments (the “Culinart Payments”) to the bankruptcy estate through September 2003.

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

INNER SYSTEMS, INC.

(A DEVELOPMENT STATE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - BANKRUPTCY PROCEEDINGS (CON’T)

Management believes that if the Culinart Payments were not made, then Culinart or the disbursing agent under the Plan not the Company would be responsible for defaults occurring under the Plan. In addition Management believes that with the passage of time, the likelihood of relief in favor of a creditor as a result of the Company’s default, if any, under the Plan diminishes. However there can be no assurances that the Company will not be deemed in default of the Plan nor that the maximum liability would be capped at $196,000. The Plan stipulated the issuance of 1,000,000 shares of a new class of common stock to be paid and issued to certain secured, administrative and unsecured creditors. In addition, the interests of the existing stockholders were extinguished and 3,198,948 shares of common stock were cancelled. A total of 1,000,000 shares of new common stock were issued on August 9, 2000 of which 735,000 shares were issued to one administrative creditor, 65,000 shares were issued to a second administrative creditor and the remaining shares were issued to the holders of unsecured non-priority claims.

It was determined that the Company’s reorganization value computed immediately before August 9, 2000, the date of plan confirmation, was $10,000. At December 31, 2000, it was determined that the reorganization value was completely impaired and accordingly written down to zero, which is representative of its fair value.

The Company adopted fresh start reporting because holders of the existing voting shares immediately before filing and confirmation of the Plan received less than 50% of the voting shares of the emerging entity. There were no remaining bankruptcy liabilities at August 9, 2000.

NOTE 4 - NOTES PAYABLE

The Company financed operations through loans from various investors. Originally, these loans were evidenced by Demand Promissory Notes bearing interest at the rate of 6% per annum, although it was the intention of management of the Company and the investors to exchange these notes for convertible promissory notes which would be convertible into shares of the Company’s common stock. On January 14, 2005, management finalized the specific terms of their agreement and form of documents and exchanged the original Demand Promissory Notes for Senior Convertible Promissory Notes (the “Notes”). The Notes, which represent $201,170 in the aggregate as of December 31, 2008, continue to bear interest at the rate of 6% per annum. The Notes were due at the earlier of December 31, 2007, or a Change of Control Transaction (as defined below); however, the Notes were extended to the earlier of December 31, 2009 or a Change of Control Transaction. Additionally, the Notes are only convertible when the Company consummates a Change of Control Transaction. A Change in Control Transaction shall mean (i) a sale of all or substantially all of the Company’s assets, (ii) a transaction (or series of transactions, including merger, consolidation or other reorganization of the Company, or issuance of additional shares of capital stock of the Company other than in connection with capital raising transactions) which results in the holders of the Company’s capital stock prior to the transaction owning less than 50% of the voting power, on a fully diluted, as-converted basis for all outstanding classes thereof, of the Company’s capital stock after the transaction or (iii) a liquidation, dissolution or winding up of the Company. The Notes are convertible at various rates ranging from $.005 to $.40 per share, representing an aggregate of 4,934,444 shares potentially issuable. Since the conversion feature in the Notes is contingent on a future event outside the control of the investors, the contingent beneficial conversion feature, valued at approximately $98,944, will not be recognized until the contingency is resolved.

INNER SYSTEMS, INC.

(A DEVELOPMENT STATE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE (CON’T)

The holders of the Notes were also granted Registration Rights with respect to the shares of common stock issuable upon conversion of the Notes, if they are converted. These rights are evidenced by a Registration Rights Agreement between the Company and the holders of the Notes; such registration rights do not become effective until a Change in Control Transaction occurs.

In 2008, the Company received additional advances of $33,500. The Company converted these advances into notes on the same terms as the existing Notes. Since December 31, 2008, the Company has received additional advances from investors in the amount of $3,500.

NOTE 5 - RELATED PARTY TRANSACTION

Through an oral agreement with the Company’s President, the Company is provided office space, phone usage, equipment rental and other office services. The Company has not been charged for these services as usage has been minimal.

NOTE 6 - INCOME TAXES

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

The Company adopted Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainly in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. FIN 48 is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no unrecognized tax benefits as of January 1, 2007 or December 31,2008.

The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions, as defined in FIN 48. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for tax years ended 2004 through 2008, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense. No interest or penalties on income taxes have been recorded during the year ended December 31, 2008. The Company does

INNER SYSTEMS, INC.

(A DEVELOPMENT STATE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES (CON’T)

not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of FIN 48 did not have a material effect on our financial positions, results or operations or cash flows.

At December 31, 2008, the Company had net operating loss carry forwards of approximately $211,000 which expire through 2028. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited. Due to the fact that the Company has not generated any taxable income through December 31, 2007, it was determined that it was more likely than not that the Company’s deferred tax asset will not be realized. As such, the deferred tax asset of approximately $81,600 and $63,000 at December 31, 2008 and 2007, respectively, has been offset by a valuation allowance of $83,000 and $63,000. During the years ended December 31, 2008 and 2007 there were increases in the valuation allowance of $18,600 and $15,000, respectively.

NOTE 7 - TRADING CANCELLATION OF “OLD SHARES”

In June 2007, it came to the attention of the Company that the shares trading under the symbol “ISYM” were the shares of common stock held by the pre-petition shareholders of the Company (the “Old Shares”). As previously disclosed in the Company’s public filings, these 3,198,948 shares of common stock, comprising the Old Shares issued to the pre-petition shareholders, were cancelled when the Company emerged from bankruptcy on August 9, 2000. Effective August 9, 2000, these Old Shares had no value and should not have been trading. In June 2007, the Company advised The Depository Trust & Clearing Corporation and the CUSIP Service Bureau that these Old Shares were cancelled and should not be trading. The Company obtained a new CUSIP number, or identification number, for the 1,000,000 shares issued to the holders of various claims pursuant to the Plan of Reorganization and the Order of the Bankruptcy Court approving the Plan of Reorganization (the “New Shares”) and the Company has obtained the trading symbol “ISYE” for the New Shares.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of December 31, 2008.

Management’s Annual Report on Internal Control over Financial Reporting

INNER SYSTEMS, INC.

REPORT OF MANAGEMENT

Management prepared, and is responsible for, the financial statements and the other information appearing in this annual report. The financial statements present fairly the Company’s financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In preparing its financial statements, the Company includes amounts that are based on estimates and judgments that Management believes are reasonable under the circumstances. The Company’s financial statements have been audited by Paritz & Co, which is an independent registered public accounting firm appointed by the Company’s Board of Directors. Management has made available to such accounting firms all of the Company’s financial records and related data, as well as the minutes of the stockholders’ and Directors’ meetings. This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s Management and Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company has previously concluded that its disclosure controls and procedures were not effective and the Company’s continues to conclude that they are not effective as of the end of the period covered by this report. This material weakness is the result of the Company’s complete dependence upon John M. Sharpe, Jr., who acts as both chief executive officer and chief financial officer, and the lack of staff with public accounting experience.

Although this constitutes a material weakness in the Company’s financial reporting, management has decided that, in light of the Company’s financial situation and limited operations, the risks associated with the dependence upon Mr. Sharpe as compared to the potential benefits of adding new employees, does not justify the expenses that would need to be incurred to remedy this situation. Management will periodically re-evaluate this situation. If the situation changes and/or sufficient capital is obtained, it is the Company’s intention to increase staffing to mitigate the current dependence upon Mr. Sharpe and limited experience with public accounting.

Based on our assessment, we believe that as of December 31, 2008, the Company’s internal control over financial reporting is not effective based on those criteria.

/s/ John M. Sharpe, Jr.

John M. Sharpe, Jr.

Chief Executive Officer and Chief Financial Officer

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fiscal year ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name of our sole director and executive officer, his age, all positions and offices that he held with us, the period during which he has served as such, and his business experience during at least the last five years.

Name	Age	Positions Held

John M. Sharpe, Jr.	56	CEO, CFO President,Treasurer and Secretary since 2000

John M. Sharpe, 56, has been the President,Treasurer and Secretary of the Company since 2000. In addition, Mr. Sharpe is currently Chief Financial Officer of The Landtek Group, Inc. and has been since 2000. From 1997 through 2000, Mr. Sharpe was also a Director of Finance for the Company during the pendency of its reorganization pursuant to Chapter 11 of the Bankruptcy Code and the United States Bankruptcy Court for the Eastern District of New York. Prior to that, from 1994 to 1997, Mr. Sharpe was the Chief Financial Officer of Executive Plan Design, a privately held full service brokerage firm.

Mr. Sharpe devotes very little time to the Company’s affairs, generally less than 20 hours per month.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors, which currently consists of Mr. Sharpe, handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the fiscal year ended December 31, 2008, all reports required to be filed were filed on a timely basis.

Code of Ethics

Our board of directors has adopted a code of ethics that our officers, directors and any person who may perform similar functions is subject to. Currently Mr. Sharpe is our only officer and our sole director, therefore, he is the only person subject to the Code of Ethics. If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Mr. Sharpe serves as the sole director and sole officer, he is responsible for reviewing his own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics.

ITEM 11.	EXECUTIVE COMPENSATION.

No past officer or director of the Company has received any compensation and none is due or payable. Our sole current officer and director, John M. Sharpe, Jr., does not receive any compensation for the services he renders to the Company, has not received compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. We currently have no formal written salary arrangement with our sole officer. Mr. Sharpe may receive a salary or other compensation for services that he provides to the Company in the future. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2008 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)

John M. Sharpe, Jr. 1895 Byrd Drive East Meadow, NY 11554	762,291	76.23%

Pryor & Mandelup LLP 675 Old Country Road Westbury, NY 11590	65,000	6.50%

Officers and directors as a group (one person)	762,291	76.23%

________________

(1)

For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2008. All percentages for common stock are calculated based upon a total of 1,000,000 shares outstanding as of December 31, 2008, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2008.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Rransactions

Not applicable.

Director Independence

Since August 9, 2000, John M. Sharpe, Jr. has been the sole director of the Company. Mr. Sharpe is not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are currently traded on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board does not require that a majority of the board be independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2008 and review of our interim financial statements for the first, second and third quarters of 2009 is estimated at $7,500. Paritz & Co. billed no fees for the audit of our annual financial statements for fiscal year ended December 31, 2007 and review of our interim financial statements for the first, second and third quarters of 2008

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ender December 31, 2008 or 2007.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2008, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Marcum and Kliegman LLP, Independent Registered Certified Public Accounting Firm, with respect to the Company’s financial statements for the period ended December 31, 2007

•	Report of Paritz & Co., Independent Registered Certified Public Accounting Firm, with respect to the Company’s financial statements for the period ended December 31, 2008

•	Balance Sheets as of December 31, 2008 and 2007 (audited)

•	Statements of Operations for the years ended December 31, 2008 and 2007 and the period from inception (August 9, 2000) to December 31, 2008 (audited)

•	Statements of Stockholders’ Deficit from inception (August 9, 2000) to December 31, 2008 (audited)

•	Statements of Cash Flows for the years ended December 31, 2008 and 2007 and the period from inception (August 9, 2000) to December 31, 2008 (audited)

•	Notes to Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

23.1	Consent of Paritz & Co. regarding audited financial statements as of and for the period ending December 31, 2008.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inner Systems, Inc.

(Registrant)

By	/s/ John M. Sharpe Jr.

John M. Sharpe, Jr.

President, Chief Executive Officer,

Chief Financial Officer and Principal Accounting Officer

Date	April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ John M. Sharpe Jr.

John M. Sharpe, Jr.

Sole Director

Date	April 15, 2009