Form 10-Q
period 2009-03-31
INNER SYSTEMS INC
filed 2009-05-14
CIK 1271551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2009

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

                             YES __X__    NO _____

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                             YES _____    NO _____

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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                             YES __X__    NO _____

         The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of May 1, 2008, is 1,000,000.

                                TABLE OF CONTENTS
                                -----------------


                         PART I - FINANCIAL INFORMATION


ITEM 1.     INTERIM FINANCIAL STATEMENTS ...................................   3

ITEM 2.     MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION ..  12

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .....  13

ITEM 4A(T). CONTROLS AND PROCEDURES ........................................  13


                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS ..............................................  14

ITEM 1A     RISK FACTORS ...................................................  14

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES ........................  14

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES ................................  14

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............  14

ITEM 5.     OTHER INFORMATION ..............................................  14

ITEM 6.     EXHIBITS .......................................................  14


SIGNATURES .................................................................  15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               INNER SYSTEMS, INC.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                                   (unaudited)
________________________________________________________________________________

                                     ASSETS
                                     ------

                                                       March 31,    December 31,
                                                         2009           2008
                                                       ---------    ------------

CURRENT ASSETS
--------------
   Cash ...........................................    $   1,675     $   2,705
                                                       ---------     ---------
TOTAL ASSETS ......................................    $   1,675     $   2,705
                                                       =========     =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
-------------------
   Accrued interest and other expenses ............    $  47,581     $  46,080
   Notes payable ..................................      204,670       201,170
                                                       ---------     ---------
      TOTAL LIABILITIES ...........................      252,251       247,250
                                                       ---------     ---------

STOCKHOLDERS' DEFICIENCY
------------------------
Preferred stock, par value $0.001;
 5,000,000 shares authorized,
 no shares issued and outstanding .................            -             -
Common stock, par value $0.001;
 20,000,000 shares authorized,
 1,000,000 shares issued and outstanding ..........        1,000         1,000
Additional paid in capital ........................        9,000         9,000
Deficit accumulated during the development stage ..     (260,576)     (254,545)
                                                       ---------     ---------

      TOTAL STOCKHOLDERS' DEFICIENCY ..............     (250,576)     (244,545)
                                                       ---------     ---------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIENCY ...................    $   1,675     $   2,705
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

                               INNER SYSTEMS, INC.
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)
________________________________________________________________________________

                                                                Cumulative from
                                   Three Months Ended            August 9, 2000
                                        March 31,                 (Inception)
                                 --------------------------    through March 31,
                                     2009          2008              2009
                                 -----------    -----------    -----------------

NET SALES ....................   $        --    $        --       $       --

GENERAL AND ADMINISTRATIVE
 EXPENSES ....................         3,011          1,954          214,184

INTEREST EXPENSE .............         3,020          2,514           36,392

IMPAIRMENT OF
 REORGANIZATION VALUE ........            --             --           10,000
                                 -----------    -----------       ----------

   NET LOSS ..................   $    (6,031)   $    (4,468)      $ (260,576)
                                 ===========    ===========       ==========

PER SHARE INFORMATION
   Basic and diluted,
    net loss per share .......   $      (.01)   $      (.00)
                                 ===========    ===========

   Basic and diluted,
    weighted average common
    shares outstanding .......     1,000,000      1,000,000
                                 ===========    ===========

             See notes to unaudited condensed financial statements.

                                    INNER SYSTEMS, INC.
                               (A Development Stage Company)

                            CONDENSED STATEMENTS OF CASH FLOWS
                                        (unaudited)
__________________________________________________________________________________________
                                                                          Cumulative from
                                               Three Months Ended         August 9, 2000
                                                    March 31,              (Inception)
                                             -----------------------     through March 31,
                                                2009          2008            2009
                                             ---------     ---------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ................................    $  (6,031)    $  (4,468)        $(260,576)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Impairment of reorganization value ..           --            --            10,000
  Changes in operating liabilities:
    Accrued interest and other expenses .        1,501         3,218            47,501
                                             ---------     ---------         ---------

  NET CASH USED IN OPERATING ACTIVITIES .       (4,530)       (1,250)         (202,995)
                                             ---------     ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES ....           --            --                --
                                             ---------     ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Notes Payable .............        3,500            --           204,670
                                             ---------     ---------         ---------

  NET (DECREASE) INCREASE IN CASH .......       (1,030)       (1,250)            1,675

CASH - Beginning ........................        2,705         2,375                --
----------------                             ---------     ---------         ---------

CASH - Ending ...........................    $   1,675     $   1,125         $   1,675
-------------                                =========     =========         =========

                   See notes to unaudited condensed financial statements

                                             5

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

Pursuant to the plan of reorganization, the Company sold its operations to an unrelated third party. Effective August 9, 2000, the Company is in the development stage and is seeking to raise capital to fund possible acquisitions. The Company is actively searching for acquisition targets. As of May 1, 2009 the Company had not identified any such targets.

The Company has not commenced principal operations as of March 31, 2009 and there is no assurance that the Company will have the ability to carry out its business plan without raising sufficient debt or equity financing. Through March 31, 2009 the Company has raised $204,670 from debt financing (Note 4), plus an additional $2,000 in April 2009. Additional funds will be necessary. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that it will be successful. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any disclosures that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - Basis of Presentation
         ---------------------

The accompanying unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary to make the financial position, results of operations and cash flows not misleading as of March 31, 2009 and for all periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the full year. The condensed financial statements should be read in conjunction with the notes to the financial statements and in conjunction with the Company's audited financial statements for the period August 9, 2000 (Inception) through December 31, 2008, which are included in the Company's annual report on Form 10-K for the year ended December 31, 2008. The accounting policies used to prepare the condensed financial statements are consistent with those described in the December 31, 2008 financial statements.

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

LOSS PER SHARE

The Company adopted the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. During the period August 9, 2000 (Inception) through March 31, 2009, no options or other contracts to issue common stock were issued or entered into. Shares issuable upon conversion of the Company's convertible notes have been excluded from earnings per share as they were anti-dilutive. Accordingly, basic and diluted earnings per share are identical. See Note 4 for the issuance of Senior Convertible Promissory Notes, which contain a contingent conversion feature.

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

The Company adopted Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the benefit of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. FIN 48 was applied to all open tax years as of the date of

                               INNER SYSTEMS, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
________________________________________________________________________________

NOTE 3 - Summary of Significant Accounting Principles, continued
         -------------------------------------------------------

effectiveness. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no unrecognized tax benefits as of January 1, 2009. The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in FIN 48. Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for tax years ended 2004 through 2008, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense. No interest or penalties on income taxes have been recorded during the three months ended March 31, 2009 or any prior period. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of FIN 48 did not have a material effect on our financial position, results of operations or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standard Board issued SFAS No. 157 "Fair Value Measurement" that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Currently this pronouncement has no effect on our financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. Currently this pronouncement has no effect on our financial statements.

                               INNER SYSTEMS, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
________________________________________________________________________________

NOTE 3 - Summary of Significant Accounting Principles, continued
         -------------------------------------------------------

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the anti-dilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. Currently, this pronouncement has no effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. Currently this pronouncement has no effect on our financial statements.

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141 is not currently expected to have a material effect on the Company's financial position, results of operations, or cash flows.

                               INNER SYSTEMS, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
________________________________________________________________________________

NOTE 3 - Summary of Significant Accounting Principles, continued
         -------------------------------------------------------

In December 2007, the FASB issued SFAS No. 160. "Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51." SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 is not currently expected to have a material effect on the Company's financial position, results of operations, or cash flows.

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board's (FASB) Statement No. 160 (FAS 160), "Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51." FAS 160 changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 160 required retrospective adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 will be applied prospectively. The adoption of FAS 160 did not have a material impact on the Corporation's financial statements.

NOTE 4 - Notes Payable
         -------------

The Company financed operations through loans from various investors. Originally, these loans were evidenced by Demand Promissory Notes bearing interest at the rate of 6% per annum; however, these Demand Promissory Notes were exchanged for Senior Convertible Promissory Notes (the "Notes"), which are convertible into shares of the Company's common stock. The Notes, which

                               INNER SYSTEMS, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
________________________________________________________________________________

NOTE 4 - Notes Payable, continued
         ------------------------

represent $204,670 in the aggregate, continue to bear interest at the rate of 6% per annum and are generally due at the earlier of December 31, 2009, or a Change of Control Transaction (as defined below). Additionally, the Notes are only convertible when the Company consummates a Change of Control Transaction. A Change in Control Transaction shall mean (i) a sale of all or substantially all of the Company's assets, (ii) a transaction (or series of transactions, including merger, consolidation or other reorganization of the Company, or issuance of additional shares of capital stock of the Company other than in connection with capital raising transactions) which results in the holders of the Company's capital stock prior to the transaction owning less than 50% of the voting power, on a fully diluted, as-converted basis for all outstanding classes thereof, of the Company's capital stock after the transaction or (iii) a liquidation, dissolution or winding up of the Company. The Notes are convertible at various rates ranging from $.005 to $.40 per share. Since the conversion feature in the Notes is contingent on a future event outside the control of the investors, the contingent beneficial conversion feature, valued at approximately $130,175, will not be recognized until the contingency is resolved. At March 31, 2008, interest of $26,392 is accrued.

The holders of the Notes were also granted Registration Rights with respect to the shares of common stock issuable upon conversion of the Notes, if they are converted. These rights are evidenced by a Registration Rights Agreement between the Company and the holders of the Notes; such registration rights do not become effective until a Change in Control transaction occurs.

In April 2009, the Company received an additional advance of $2,000. The Company expects that these advances will be converted into notes on the same terms as the existing notes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         We continue to finance the Company's operations through the issuance and sale of the Notes. In addition, on April 9, 2009, we borrowed an additional $2,000. These funds were utilized to satisfy accrued expenses and general administrative expenses included in our Statement of Operations for the three months ended March 31, 2009. We are seeking to acquire business entities that will generate cash from operations.

         We currently rely on loan proceeds or proceeds from the sale of our securities to fund our operations. There is no assurance that we will be able to continue generating funds from loans by investors. We are seeking to acquire business entities that will generate cash from operations.

         For the fiscal year ending December 31, 2009, we anticipate incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Exchange Act, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, we will not generate revenues. We may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         Not applicable.

ITEM 1A. RISK FACTORS
         ------------

         As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item regarding the risks and uncertainties related to the company's business.

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

ITEM 6.  EXHIBITS
         --------

         31 Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

         32 Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INNER SYSTEMS, INC.

Date:    May 14, 2008                   By: /s/ John M. Sharpe, Jr.
                                            -----------------------
                                            John M. Sharpe, Jr., President