Form 10-Q
period 2009-06-30
INNER SYSTEMS INC
filed 2009-08-14
CIK 1271551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________.

Commission file number 0-50490

INNER SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

New York	11-3447096
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1895 Byrd Drive, East Meadow, NY 11554

(Address of principal executive offices)

(516) 794-2179

(Issuer's telephone number)

N/A

(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES ☒  NO ☐

The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of August 1, 2009, is 1,000,000.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INNER SYSTEMS, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$809	$2,705

TOTAL ASSETS	$809	$2,705

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accrued interest and other expenses	$52,485	$46,080
Notes payable	209,670	201,170
TOTAL LIABILITIES	262,155	247,250

STOCKHOLDERS' DEFICIENCY
Preferred stock, par value $0.001; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001; 20,000,000 shares authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	9,000	9,000
Deficit accumulated during the development stage	(271,346)	(254,545)

TOTAL STOCKHOLDERS' DEFICIENCY	(261,346)	(244,545)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$809	$2,705

See notes to unaudited condensed financial statements.

INNER SYSTEMS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative from August 9, 2000 (Inception) to June 30,
	2009	2008	2009	2008	2009
NET SALES	$-	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	7,632	20,777	10,643	22,731	221,816
INTEREST EXPENSE	3,138	2,761	6,158	5,275	39,530
IMPAIRMENT OF REORGANIZATION VALUE	-	-	-	-	10,000

NET LOSS	$(10,770)	$(23,538)	$(16,801)	$(28,006)	$(271,346)

PER SHARE INFORMATION
Basic and diluted, net loss per share	$(.01)	$(.02)	$(.02)	$(.03)

Basic and diluted, weighted average shares outstanding	1,000,000	1, 000, 000	1,000,000	1,000,000

SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative from
			August 9, 2000
	Six Months Ended		(Inception)
	June 30,		through June 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,801)	$(28,006)	$(271,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of reorganization value	—	—	10,000
Changes in operating liabilities:
Accrued interest and other expenses	6,405	7,414	52,485

NET CASH USED IN OPERATING ACTIVITIES	(10,396)	(20,592)	(208,861)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Notes Payable	8,500	21,000	209,670

NET (DECREASE) INCREASE IN CASH	(1,896)	408	809

CASH - Beginning	2,705	2,375	—

CASH - Ending	$809	$2,783	$809

See notes to unaudited condensed financial statements

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

Pursuant to the plan of reorganization, the Company sold its operations to an unrelated third party. Effective August 9, 2000, the Company is in the development stage and is seeking to raise capital to fund possible acquisitions. The Company is actively searching for acquisition targets. As of August 1, 2009 the Company had not identified any such targets.

The Company has not commenced principal operations as of June 30, 2009 and there is no assurance that the Company will have the ability to carry out its business plan without raising sufficient debt or equity financing. Through June 30, 2009 the Company has raised $209,670 from debt financing (Note 4). Additional funds will be necessary. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that it will be successful. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any disclosures that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - Basis of Presentation

The accompanying unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary to make the financial position, results of operations and cash flows not misleading as of June 30, 2009 and for all periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the full year. The condensed financial statements should be read in conjunction with the notes to the financial statements and in conjunction with the Company's audited financial statements for the period August 9, 2000 (Inception) through December 31, 2008, which are included in the Company's annual report on Form 10-K for the year ended December 31, 2008. The accounting policies used to prepare the condensed financial statements are consistent with those described in the December 31, 2008 financial statements.

INNER SYSTEMS, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 - Summary of Significant Accounting Principles

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

LOSS PER SHARE

The Company adopted the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. During the period August 9, 2000 (Inception) through June 30, 2009, no options or other contracts to issue common stock were issued or entered into. Shares issuable upon conversion of the Company's convertible notes have been excluded from earnings per share as they were anti-dilutive. Accordingly, basic and diluted earnings per share are identical. See Note 4 for the issuance of Senior Convertible Promissory Notes, which contain a contingent conversion feature.

INNER SYSTEMS, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 - Summary of Significant Accounting Principles, continued

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

The Company adopted Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the benefit of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. FIN 48 was applied to all open tax years as of the date of effectiveness. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no unrecognized tax benefits as of June 30, 2009. The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in FIN 48. Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for tax years ended 2004 through 2008, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense. No interest or penalties on income taxes have been recorded during the three months ended June 30, 2009 or any prior period. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of FIN 48 did not have a material effect on our financial position, results of operations or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standard Board issued SFAS No. 157 “Fair Value Measurement” that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. Currently this pronouncement has no effect on our financial statements.

INNER SYSTEMS, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 - Summary of Significant Accounting Principles, continued

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. Currently this pronouncement has no effect on our financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141 is not currently expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160. “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 is not currently expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

INNER SYSTEMS, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 3 - Summary of Significant Accounting Principles, continued

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board's (FASB) Statement No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51.” FAS 160 changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  FAS 160 required retrospective adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 will be applied prospectively.  The adoption of FAS 160 did not have a material impact on the Corporation’s financial statements.

NOTE 4 - Notes Payable

The Company financed operations through loans from various investors. Originally, these loans were evidenced by Demand Promissory Notes bearing interest at the rate of 6% per annum; however, these Demand Promissory Notes were exchanged for Senior Convertible Promissory Notes (the "Notes"), which are convertible into shares of the Company's common stock. The Notes, which represent $209,670 in the aggregate, continue to bear interest at the rate of 6% per annum and are generally due at the earlier of December 31, 2009, or a Change of Control Transaction (as defined below). Additionally, the Notes are only convertible when the Company consummates a Change of Control Transaction. A Change in Control Transaction shall mean (i) a sale of all or substantially all of the Company's assets, (ii) a transaction (or series of transactions, including merger, consolidation or other reorganization of the Company, or issuance of additional shares of capital stock of the Company other than in connection with capital raising transactions) which results in the holders of the Company's capital stock prior to the transaction owning less than 50% of the voting power, on a fully diluted, as-converted basis for all outstanding classes thereof, of the Company's capital stock after the transaction or (iii) a liquidation, dissolution or winding up of the Company. The Notes are convertible at various rates ranging from $.005 to $.40 per share. Since the conversion feature in the Notes is contingent on a future event outside the control of the investors, the contingent beneficial conversion feature, valued at approximately $130,175, will not be recognized until the contingency is resolved. At June 30, 2009, interest of $39,530 is accrued.

INNER SYSTEMS, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

NOTE 4 - Notes Payable

The holders of the Notes were also granted Registration Rights with respect to the shares of common stock issuable upon conversion of the Notes, if they are converted. These rights are evidenced by a Registration Rights Agreement between the Company and the holders of the Notes; such registration rights do not become effective until a Change in Control transaction occurs.

NOTE 5 - Trading Cancellation of "Old Shares"

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

LIQUIDITY AND CAPITAL RESOURCES

We continue to finance the Company's operations through the issuance and sale of the Notes. In addition, during the quarter ended June 30, 2009, we borrowed an additional $5,000. These funds were utilized to satisfy accrued expenses and general administrative expenses included in our Statement of Operations for the three months ended June 30, 2009. We are seeking to acquire business entities that will generate cash from operations.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item regarding the risks and uncertainties related to the company's business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

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

INNER SYSTEMS, INC.

Date: August 13, 2009	By:	/s/ John M. Sharpe, Jr.
John M. Sharpe, Jr., President