Form 10-Q
period 2009-09-30
INNER SYSTEMS INC
filed 2009-11-13
CIK 1271551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)
[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2009

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

                             YES ____   NO _____

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

Large accelerated filer [ ]                     Accelerated filer         [ ]
Non-accelerated filer   [ ]                     Smaller reporting company [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                             YES __X__   NO _____

         The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of November 10, 2009, is 1,000,000.

                                TABLE OF CONTENTS
                                -----------------


                         PART I - FINANCIAL INFORMATION


ITEM 1.      INTERIM FINANCIAL STATEMENTS ..................................   1

ITEM 2.      MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION .   9

ITEM 3       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....  12

ITEM 4A(T).  CONTROLS AND PROCEDURES .......................................  12


                           PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS .............................................  13

ITEM 1A      RISK FACTORS ..................................................  13

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES .......................  13

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES ...............................  13

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........  13

ITEM 5.      OTHER INFORMATION .............................................  13

ITEM 6.      EXHIBITS ......................................................  13

SIGNATURES .................................................................  14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               INNER SYSTEMS, INC.
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS
                                   (unaudited)
________________________________________________________________________________

                                     ASSETS
                                     ------

                                                   September 30,    December 31,
                                                       2009            2008
                                                   -------------    ------------

CURRENT ASSETS
--------------
   Cash ........................................     $   3,603       $   2,705
                                                     ---------       ---------
TOTAL ASSETS ...................................     $   3,603       $   2,705
                                                     =========       =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
-------------------
   Accrued interest and other expenses .........     $  53,919       $  46,080
   Notes payable ...............................       217,670         201,170
                                                     ---------       ---------
      TOTAL LIABILITIES ........................       271,589         247,250
                                                     ---------       ---------

STOCKHOLDERS' DEFICIENCY
------------------------
Preferred stock, par value $0.001;
 5,000,000 shares authorized,
 no shares issued and outstanding ..............             -               -
Common stock, par value $0.001;
 20,000,000 shares authorized,
 1,000,000 shares issued and outstanding .......         1,000           1,000
Additional paid in capital .....................         9,000           9,000
Deficit accumulated during the development stage      (277,986)       (254,545)
                                                     ---------       ---------

      TOTAL STOCKHOLDERS' DEFICIENCY ...........      (267,986)       (244,545)
                                                     ---------       ---------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIENCY ................     $   3,603       $   2,705
                                                     =========       =========

             See notes to unaudited condensed financial statements.

                                         INNER SYSTEMS, INC.
                                    (A Development Stage Company)

                                 CONDENSED STATEMENTS OF OPERATIONS
                                             (unaudited)
____________________________________________________________________________________________________
                                                                                        Cumulative
                                                                                           from
                                                                                          August 9,
                                Three Months Ended             Nine Months Ended            2000
                                     Sept 30,                      Sept 30,             (Inception)
                            --------------------------    --------------------------    to Sept 30,
                                2009           2008           2009           2008           2009
                            -----------    -----------    -----------    -----------    -----------
NET SALES ...............   $         -    $         -    $         -    $         -    $         -

GENERAL AND
  ADMINISTRATIVE
  EXPENSES ..............         3,469          5,995         14,112         28,726        225,285
INTEREST EXPENSE ........         3,171          2,889          9,329          8,164         42,701
IMPAIRMENT OF
  REORGANIZATION
  VALUE .................             -              -              -              -         10,000
                            -----------    -----------    -----------    -----------    -----------

     NET LOSS ...........   $    (6,640)   $    (8,884)   $   (23,441)   $   (36,890)   $  (277,986)
                            ===========    ===========    ===========    ===========    ===========

PER SHARE INFORMATION
  Basic and diluted, net
  loss per share ........   $      (.01)   $      (.01)   $      (.02)   $      (.04)
                            ===========    ===========    ===========    ===========

  Basic and diluted,
  weighted average shares
  outstanding ...........     1,000,000      1,000,000      1,000,000      1,000,000
                            ===========    ===========    ===========    ===========

                       See notes to unaudited condensed financial statements.

                                                  2

                                  INNER SYSTEMS, INC.
                             (A Development Stage Company)

                          CONDENSED STATEMENTS OF CASH FLOWS
                                      (unaudited)
______________________________________________________________________________________
                                                                      Cumulative from
                                               Nine Months Ended      August 9, 2000
                                                 September 30,          (Inception)
                                            ----------------------    through Sept 30,
                                               2009         2008           2009
                                            ---------    ---------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ................................   $ (23,441)   $ (36,890)      $(277,986)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Impairment of reorganization value ..          --           --          10,000
  Changes in operating liabilities:
    Accrued interest and other expenses .       7,839        8,975          53,919
                                            ---------    ---------       ---------

    NET CASH USED IN OPERATING ACTIVITIES     (15,602)     (27,915)       (214,067)
                                            ---------    ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES ....          --           --              --
                                            ---------    ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Notes Payable .............      16,500       28,500         217,670
                                            ---------    ---------       ---------

  NET (DECREASE) INCREASE IN CASH .......         898          585           3,603

CASH - Beginning ........................       2,705        2,375              --
                                            ---------    ---------       ---------

CASH - Ending ...........................   $   3,603     $  2,960       $   3,603
                                            =========    =========       =========

                 See notes to unaudited condensed financial statements

                                           3

                               INNER SYSTEMS, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
________________________________________________________________________________

NOTE 1 - Formation, Nature of Business and Going Concern
         -----------------------------------------------

Inner Systems, Inc. (the "Company"), a Delaware corporation, was organized in May 1997. The Company was in the business of providing concession services. On May 21, 1999, the Company filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. The petition was filed in the United States Bankruptcy Court for the Eastern District of New York and its plan of reorganization was confirmed on August 9, 2000 ("Inception Date"). As of that date, 1,000,000 shares of common stock were issued.

Pursuant to the plan of reorganization, the Company sold its operations to an unrelated third party. Effective August 9, 2000, the Company is in the development stage and is seeking to raise capital to fund possible acquisitions. The Company is actively searching for acquisition targets. As of August 1, 2009 the Company had not identified any such targets.

The Company has not commenced principal operations as of September 30, 2009 and there is no assurance that the Company will have the ability to carry out its business plan without raising sufficient debt or equity financing. Through September 30, 2009 the Company has raised $217,670 from debt financing (Note 4). Additional funds will be necessary. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that it will be successful. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any disclosures that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - Basis of Presentation
         ---------------------

The accompanying unaudited condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary to make the financial position, results of operations and cash flows not misleading as of September 30, 2009 and for all periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the full year. The condensed financial statements should be read in conjunction with the notes to the financial statements and in conjunction with the Company's audited financial statements for the period August 9, 2000 (Inception) through December 31, 2008, which are included in the Company's annual report on Form 10-K for the year ended December 31, 2008. The accounting policies used to prepare the condensed financial statements are consistent with those described in the December 31, 2008 financial statements.

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

LOSS PER SHARE

The Company adopted the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. During the period August 9, 2000 (Inception) through September 30, 2009, no options or other contracts to issue common stock were issued or entered into. Shares issuable upon conversion of the Company's convertible notes have been excluded from earnings per share as they were anti-dilutive. Accordingly, basic and diluted earnings per share are identical. See Note 4 for the issuance of Senior Convertible Promissory Notes, which contain a contingent conversion feature.

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

                               INNER SYSTEMS, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
________________________________________________________________________________

NOTE 3 - Summary of Significant Accounting Principles, continued
         -------------------------------------------------------

statements if that position is more likely than not of being sustained by the taxing authority. FIN 48 was applied to all open tax years as of the date of effectiveness. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no unrecognized tax benefits as of September 30, 2009. The Company has identified its federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined in FIN 48. Based on the Company's evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for tax years ended 2004 through 2008, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense. No interest or penalties on income taxes have been recorded during the three months ended September 30, 2009 or any prior period. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of FIN 48 did not have a material effect on our financial position, results of operations or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards Codification

(Accounting Standards Update ("ASU") 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification ("the Codification") as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company's financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company's financial statements or disclosures as a result of implementing the Codification during the quarter ended October 6, 2009.

                               INNER SYSTEMS, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
________________________________________________________________________________

NOTE 3 - Summary of Significant Accounting Principles, continued
         -------------------------------------------------------

As a result of the Company's implementation of the Codification during the quarter ended October 6, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in ASC 855 "Subsequent Events", previously SFAS No. 165 "Subsequent Events")

ASC 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued ("subsequent events"). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. ASC 855 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. ASC 855 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company's consolidated financial statements. The Company evaluated for subsequent events through November 12, 2009, the issuance date of the Company's financial statements.

NOTE 4 - Notes Payable
         -------------

The Company financed operations through loans from various investors. Originally, these loans were evidenced by Demand Promissory Notes bearing interest at the rate of 6% per annum; however, these Demand Promissory Notes were exchanged for Senior Convertible Promissory Notes (the "Notes"), which are convertible into shares of the Company's common stock. The Notes, which represent $217,670 in the aggregate, continue to bear interest at the rate of 6% per annum and are generally due at the earlier of December 31, 2009, or a Change of Control Transaction (as defined below). Additionally, the Notes are only convertible when the Company consummates a Change of Control Transaction. A Change in Control Transaction shall mean (i) a sale of all or substantially all of the Company's assets, (ii) a transaction (or series of transactions, including merger, consolidation or other reorganization of the Company, or issuance of additional shares of capital stock of the Company other than in connection with capital raising transactions) which results in the holders of the Company's capital stock prior to the transaction owning less than 50% of the voting power, on a fully diluted, as-converted basis for all outstanding classes thereof, of the Company's capital stock after the transaction or (iii) a

                               INNER SYSTEMS, INC.
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
________________________________________________________________________________

NOTE 4 - Notes Payable, continued
         ------------------------

liquidation, dissolution or winding up of the Company. The Notes are convertible at various rates ranging from $.005 to $.40 per share. Since the conversion feature in the Notes is contingent on a future event outside the control of the investors, the contingent beneficial conversion feature, valued at approximately $130,175, will not be recognized until the contingency is resolved. At September 30, 2009, interest of $42,271 is accrued.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements. The reader should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the company. Although the company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based on actual experience and business development, the company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the company's results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the company or any other person that the objectives or plans of the company will be achieved.

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2009 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
2008.

The following table summarizes the results of our operations during the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008.

                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                2009                2008
                                           -------------       -------------

Revenues .........................                 --                  --
Cost of Services .................                  -                   -
General and Administrative Expense              3,469               5,995
Interest expense .................              3,171               2,889
Net income (loss) ................             (6,640)             (8,884)
Earnings (Loss) per common share .               (.01)               (.01)

We had no revenues in either the quarter ended September 30, 2009 or September 30, 2008.

General and administrative expenses were $3,469 in the quarter ended September 30, 2009, which primarily comprised costs associated with securities law compliance.

During the quarter ended September 30, 2009 we incurred a net loss of $(6.640). Loss per common share for the quarter ended September 30, 2009 was $(0.01).

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008.

The following table summarizes the results of our operations during the nine months ended September 30, 2009 compared to the quarter ended September 30, 2008.

                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                2009                2008
                                           -------------       -------------

Revenues .........................                 --                  --
Cost of Services .................                  -                   -
General and Administrative Expense             14,112              28,726
Interest expense .................              9,329               8,164
Net income (loss) ................            (23,441)            (36,890)
Earnings (Loss) per common share .               (.02)               (.04)

We had no revenues in either the nine months ended September 30, 2009 or September 30, 2008.

General and administrative expenses were $14,112 during the nine months ended September 30, 2009, which primarily comprised costs associated with securities law compliance.

During the nine months ended September 30, 2009 we incurred a net loss of $(23,441). Loss per common share for the nine months ended September 30, 2009 was $(0.02).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. Currently, our only estimate is that of depreciation expense. We base our estimates on historical experience and on other assumptions that we believes to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

GOING CONCERN

Our independent auditors have added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended December 31, 2008, relative to our ability to continue as a going concern. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations. We will need to raise additional investment capital to fund our operations beyond that date and until we can operate on a cash flow positive basis. There is no guarantee that we will be able to obtain such additional funding or that any funding will be offered on terms and conditions which are acceptable to us.

FAIR VALUES OF FINANCIAL INSTRUMENTS

At September 30, 2009, fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate their carrying amount due to the short period of time to maturity.

PROPERTY AND EQUIPMENT

We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be three years. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized. The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statements of operations.

STOCK-BASED COMPENSATION

As of January 1, 2006, SFAS No. 123R, Share-Based Payment, became effective for all companies and addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. We have never implemented a stock option plan nor have we ever issued stock in lieu of compensation to anyone. As such, this pronouncement has no impact on these financial statements but its provisions will apply to the extent we engage in such activities in the future.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had $3,603 cash, a working capital deficit of $267,986 and an accumulated deficit of $277,986 through September 30, 2009. Our operating activities used $5,206 in cash for the quarter period ended September 30, 2009.

Management believes that the Company will require a significant cash infusion over the next twelve months. Historically, we have depended on loans from third parties and their affiliated companies to provide us with working capital as required. There is no guarantee that such funding will be available when required and there can be no assurance that these parties, or any of them, will continue making loans or advances to us in the future.

LOANS PAYABLE

As of September 30, 2009, certain debenture holders of the Company have provided loans to the Company for operating purposes. Such loans aggregated $217,670 at September 30, 2009. These loans are evidenced by Senior Convertible Promissory Notes bearing interest at the rate of 6% per annum which are convertible into shares of the Company's common stock.

LONG-TERM DEBT

None.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ITEM 5.  OTHER INFORMATION
         -----------------

         None

ITEM 6.  EXHIBITS
         --------

         31.1 Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

         32.1 Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             INNER SYSTEMS, INC.


Date:    November 13, 2009                   By: /s/ John M. Sharpe, Jr.
                                             ---------------------------
                                             John M. Sharpe, Jr., President