Form 10-K
period 2009-12-31
INNER SYSTEMS INC
filed 2010-04-01
CIK 1271551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2009

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

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
Yes ☒     No ☐

State issuer's revenues for its most recent fiscal year: $0.00

As of March 15, 2010, there was no trading market for the Company’s common shares and therefore the aggregate market value of voting Common Stock held by non-affiliates of the registrant cannot be calculated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of common stock as of March 15, 2010.

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

As of December 31, 2009, the Company had no employees.

ITEM 1A.	RISK FACTORS

Not required as the Company is a “smaller reporting company”.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

As of December 31, 2009, the Company did not own or lease any properties.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2009, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fiscal year ended December 31, 2009 and no meeting of shareholders was held.

PART II.

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

On May 10, 2005, our common stock was approved for trading on the OTC Bulletin Board under the trading symbol “ISYM.” In June 2007, it came to the attention of management that the shares trading under the symbol “ISYM” were the shares of common stock held by the pre-petition shareholders of the Company (the “Old Shares”). As previously disclosed in our public filings, these 3,198,948 shares of common stock, comprising the Old Shares issued to the pre-petition shareholders, were cancelled when the Company emerged from bankruptcy on August 9, 2000. Effective August 9, 2000, these Old Shares had no value and should not have been trading. In June 2007, we advised The Depository Trust & Clearing Corporation and the CUSIP Service Bureau that these Old Shares were cancelled and should not be trading. We obtained a new CUSIP number, or identification number, for the 1,000,000 shares issued to the holders of various claims pursuant to our Plan of Reorganization and the Order of the Bankruptcy Court approving the Plan of Reorganization (the “New Shares”) and we have obtained the trading symbol “ISYE” for the New Shares. To date, there has been no trading market in the New Shares and there is no guarantee that any efficient trading market in the New Shares will ever develop in the future or if developed willbe sustained. A shareholder in all likelihood, therefore, will not be able to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Notes Payable

At December 31, 2009, the Company had loans and notes outstanding from an investor in the aggregate amount of $217,670, which represents amounts loaned to the Company to pay the Company’s expenses of operation. We have financed our operations through loans from investors. The loans are evidenced by Senior Convertible Promissory Notes in the aggregate amount of $217,670. The loans are convertible into shares of common stock at various rates ranging from $0.005 to $0.40 per share.  These securities were offered and sold pursuant to the private offering exemption provided under Section 4(2) of the Securities Act.

Status of Outstanding Common Stock

As of December 31, 2009, we had a total of 1,000,000 shares of our common stock outstanding. Of these shares, 735,000 are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 1,000,000 shares of our common stock to approximately 113 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended
	12/31/09	12/31/08
Revenues	$—	$—
Net loss	$30,510	$46,581
Net loss per share	$0.03	$0.05
Weighted average no. shares	1,000,000	1,000,000
Stockholders’ deficit	$275,055	$244,545
Total assets	$3,074	$2,705
Total liabilities	$278,129	$247,250

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

LIQUIDITY AND CAPITAL RESOURCES

In the year ended December 31, 2009, we financed operations through the sale of Senior Convertible Promissory Notes (the “Notes”). For the year ended December 31, 2009, we received the aggregate amount of $16,500. These funds were utilized to satisfy accrued expenses and general and administrative expenses included in our Statement of Operations for the year ended December 31, 2009. As of December 31, 2009, there was $217,670 of Notes outstanding. The Notes carry interest at 6% and are due at the earliest of December 31, 2010 or a change of control transaction.

We currently rely on loan proceeds or proceeds from the sale of our securities to fund our operations. There is no assurance that we will be able to continue generating funds from loans by investors. We are seeking to acquire business entities that will generate cash from operations.

For the fiscal year ending December 31, 2010, we anticipate incurring a loss as a result of continued expenses associated with compliance with the reporting requirements of the Exchange Act, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

PLAN OF OPERATIONS AND NEED FOR ADDITIONAL FINANCING

During the fiscal year ending December 31, 2010, we plan to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. We also plan to file all required periodic reports and to maintain our status as a fully-reporting company under the Exchange Act. In order to proceed with its plans for the next year, it is anticipated that we will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Exchange Act as well as any costs we may incur in seeking business opportunities.

Based upon the company’s current cash reserves, the Company does not have adequate resource to meet its short term or long-term cash requirements. No specific commitments to provide additional funds have been made by management, the principal stockholders or other stockholders, and we have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover our expenses. As a result, these conditions raise substantial doubt about our ability to continue as a going concern.

Twelve Months Ended December 31, 2009 Compared to December 31, 2008

The following table summarizes the results of our operations during the fiscal years ended December 31, 2009 and 2008, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/09 (audited)	12/31/08 (audited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	—	—	—	—
Operating expenses	17,889	35,439	(17,550)	(49.5)
Net loss	30,510	46,581	(16,071)	(34.5)
Loss per share of common stock	$(0.03)	$(0.05)	.02	40.0

We recorded a net loss of $30,510 for the fiscal year ended December 31, 2009 as compared with a net loss of $46,581 for the fiscal year ended December 31, 2008. The decrease in net loss was primarily attributable to a reduction in general and administrative expenses.

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

Set forth below are the audited financial statements for the Company as of and for the fiscal years ended December 31, 2009 and 2008 and the period from inception (August 9, 2000) through December 31, 2009, and the reports thereon of Paritz & Co.

INNER SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Inner Systems, Inc.

We have audited the accompanying balance sheet of Inner Systems, Inc. (a development stage company) (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficiency and cash flows for the year then ended and for the period August 9, 2000 (inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inner Systems, Inc. (a development stage company) as of December 31, 2009, and the results of its operations and its cash flows for the years then ended and for the period August 9, 2000 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ PARITZ & CO.

Hackensack, NJ
March 29, 2010

Inner Systems, Inc.
(A Development Stage Company)

Balance Sheets

	December 31, 2009	December 31, 2008
ASSETS
Current assets
Cash	$3,074	$2,705

Total current assets	3,074	2,705

TOTAL ASSETS	$3,074	$2,705

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$60,459	$46,080
Notes payable	217,670	201,170

Total liabilities	278,129	247,250

Stockholders’ deficit
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	—	—
Common stock, par value $0.001, 20,000,000 shares authorized, 1,000,000 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	1,000	1,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(285,055)	(254,545)

Total stockholders’ deficit	(275,055)	(244,545)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,074	$2,705

The accompanying notes are an integral part of these financial statements

Inner Systems, Inc.
(A Development Stage Company)

Statements of Operations

			Cumulative from Inception (August 9, 2000) to December 31,
	2009	2008	2009

Revenue	$—	$—	$—

Expenses:
General and administrative	17,889	35,439	229,062

Total operating expenses	17,889	35,439	229,062

Other expenses
Interest expense	12,621	11,142	45,993
Impairment of reorganization value	—	—	10,000

Net loss	$(30,510)	$(46,581)	$(285,055)

Net loss per common share	$(0.03)	$(0.05)

Weighted average number of common shares	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements

Inner Systems, Inc.
(A Development Stage Company)

Statement of Stockholders’ Deficit

	Pref. Shares	Pref. Amount	Common Shares	Comm. Shares Amount	Add. Paid-In Capital	Deficit Accum. During Develop. Stage	Total
Balance – August 9, 2000 (Date of Inception)	—	—	$1,000,000	$1,000	$9,000	$—	$10,000
Net loss	—	—	—	—	—	(10,000)	(10,000)

Balance at December 31, 2001	—	—	1,000,000	1,000	9,000	(10,000)	—
Net loss	—	—	—	—	—	(10,000)	—

Balance – December 31, 2002	—	—	1,000,000	1,000	9,000	(10,000)	—
Net loss	—	—	—	—	—	(27,588)	(27,588)

Balance – December 31, 2003	—	—	1,000,000	1,000	9,000	(37,588)	(27,588)
Net loss	—	—	—	—	—	(43,979)	(43,979)

Balance – December 31, 2004	—	—	1,000,000	1,000	9,000	(81,567)	(71,567)
Net loss	—	—	—	—	—	(39,458)	(39,458)

Balance – December 31, 2005	—	—	1,000,000	1,000	9,000	(121,025)	(111,025)
Net loss	—	—	—	—	—	(34,968)	(34,968)

Balance – December 31, 2006	—	—	1,000,000	1,000	9,000	(155,993)	(145,993)
Net loss	—	—	—	—	—	(51,971)	(51,971)

Balance – December 31, 2007	—	—	1,000,000	1,000	9,000	(207,964)	(197,964)
Net loss	—	—	—	—	—	(46,581)	(46,581)

Balance – December 21, 2008	—	—	1,000,000	$1,000	$9,000	$(254,545)	$(244,545)
Net loss	—	—	—	—	—	(30,510)	(30,510)

Balance – December 31, 2009	—	—	1,000,000	$1,000	$9,000	$(285,055)	$(275,055)

The accompanying notes are an integral part of these financial statements

Inner Systems, Inc.
(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31,		Cumulative from Inception (August 9, 2000) to December 31,
	2009	2008	2009
Cash flows relating to operating activities
Net loss	$(30,510)	$(46,581)	$(285,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of reorganization value	—	—	10,000
Change in operating liabilities:
Increase in accrued expenses	14,379	13,411	60,459

Net cash used in operating activities	(16,131)	(33,170)	(214,596)

Cash flows relating to financing activities
Proceeds from notes payable	16,500	33,500	217,670

Net cash provided by financing activities	16,500	33,500	217,670

Increase in cash	369	330	3,074
Cash, beginning of period	2,705	2,375	--

Cash, end of period	$3,074	$2,705	$3,074

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

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

Pursuant to the plan of reorganization, the Company sold its operations to an unrelated third party. Effective August 9, 2000, the Company entered the development stage and is seeking to raise capital to fund possible acquisitions. The Company is actively searching for acquisition targets. As of March 15, 2010, the Company had not identified any such targets.

The Company has not commenced principal operations as of December 31, 2009 and there is no assurance that the Company will have the ability to carry out its business plan without raising sufficient debt or equity financing. Through December 31, 2009, the Company has raised $217,670 from debt financing (Note 4). During 2009, the Company received additional advances of $16,500. On December 31, 2009, these advances were converted into notes on the same terms as the existing Senior Convertible Promissory Notes. Additional funds will be necessary to continue operations. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that they will be successful.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company is considered a development stage company, has not begun generating revenue, and has experienced recurring net operating losses. The Company had a net loss of $30,510 and $46,581 for the years ended December 31, 2009 and 2008, respectively, and a working capital deficiency of $275,055 and $244,545 at December 31, 2009 and 2008, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

B. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2009.

INNER SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

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

E. BASIC LOSS PER SHARE

In February, 1997, the FASB issued  guidance, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The relevant guidance supersedes the prior guidance, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Common stock equivalents consisting of 4,934,444 shares issuable upon conversion of the Company’s convertible notes, which may be dilutive in future periods, were excluded from dilute earnings (loss) per share because their effect would be anti-dilutive.

F. INCOME TAXES

Income taxes are provided in accordance with the relevant guidance. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

G. SHARE-BASED PAYMENT

The Company has adopted the relevant guidance, which addresses the accounting for share-based payment transactions. This guidance eliminates the ability to account for share-based compensation transactions  and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value.

During the years ended December 31, 2009 and 2008, there were no stock options granted or outstanding.

INNER SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CON’T)

H. RECENT ACCOUNTING PRONOUNCEMENTS

 On September 30, 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB no longer issues new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB issues Accounting Standards Updates. Accounting Standards Updates are not authoritative in their own right, as they only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the consolidated financial statements.

ASC Topic 855 (Statement of Financial Accounting Standards No.165, "Subsequent Events,"  ("SFAS No. 165")) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 applies to both interim financial statements and annual financial statements.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

ASC Topic 860 (Statement of Financial Accounting Standards No. 166, "Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,"  ("SFAS 166")) eliminates the concept of  a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures  in  order  to  enhance information reported  to  users  of financial statements by providing greater  transparency about transfers of financial assets, including securitization transactions, and an entity's continuing  involvement  in  and  exposure  to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010.  The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

ASC Topic 810 (Statement of Financial Accounting Standards No.167, "Amendments to FASB Interpretation No.  46(R),"  ("SFAS 167")) provides for: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period.  The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

ASC Topic 105 (Statement of Financial Accounting Standards No. 168,  "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," ("SFAS 168")) replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted  accounting principles ("GAAP"). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending December 31, 2009. This will not have an impact on the results of the Company.

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

INNER SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – BANKRUPTCY PROCEEDINGS (CON’T)

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

NOTE 4 - NOTES PAYABLE

The Company financed operations through loans from various investors. Originally, these loans were evidenced by Demand Promissory Notes bearing interest at the rate of 6% per annum, although it was the intention of management of the Company and the investors to exchange these notes for convertible promissory notes which would be convertible into shares of the Company’s common stock. On January 14, 2005, management finalized the specific terms of their agreement and form of documents and exchanged the original Demand Promissory Notes for Senior Convertible Promissory Notes (the “Notes”). The Notes, which represent $217,670 in the aggregate as of December 31, 2009, continue to bear interest at the rate of 6% per annum. The Notes were due at the earlier of December 31, 2007, or a Change of Control Transaction (as defined below); however, the Notes were extended to the earlier of December 31, 2010 or a Change of Control Transaction. Additionally, the Notes are only convertible when the Company consummates a Change of Control Transaction. A Change in Control Transaction shall mean (i) a sale of all or substantially all of the Company’s assets, (ii) a transaction (or series of transactions, including merger, consolidation or other reorganization of the Company, or issuance of additional shares of capital stock of the Company other than in connection with capital raising transactions) which results in the holders of the Company’s capital stock prior to the transaction owning less than 50% of the voting power, on a fully diluted, as-converted basis for all outstanding classes thereof, of the Company’s capital stock after the transaction or (iii) a liquidation, dissolution or winding up of the Company. The Notes are convertible at various rates ranging from $.005 to $.40 per share. Since the conversion feature in the Notes is contingent on a future event outside the control of the investors, the contingent beneficial conversion feature, valued at approximately $98,944, will not be recognized until the contingency is resolved. The holders of the Notes were also granted Registration Rights with respect to the shares of common stock issuable upon conversion of the Notes, if they are converted. These rights are evidenced by a Registration Rights Agreement between the Company and the holders of the Notes; such registration rights do not become effective until a Change in Control Transaction occurs.

INNER SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE (CON’T)

In 2009, the Company received additional advances of $16,500. The Company converted these advances into notes on the same terms as the existing Notes. Since December 31, 2009, the Company has not received any additional advances from investors.

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

The Company adopted Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainly in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. FIN 48 is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no unrecognized tax benefits as of December 31, 2009 or December 31, 2008.

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

INNER SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES (CON’T)

At December 31, 2009, the Company had net operating loss carry forwards of approximately $285,055 which expire through 2029. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited. Due to the fact that the Company has not generated any taxable income through December 31, 2009, it was determined that it was more likely than not that the Company’s deferred tax asset will not be realized. As such, the deferred tax asset of approximately $110,239 and $81,600 at December 31, 2009 and 2008, respectively, has been offset by a valuation allowances of $110,239 and $81,600, respectively. During the years ended December 31, 2009 and 2008 there were increases in the valuation allowance of $28,639 and $18,600, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of December 31, 2009 due to the fact that the Company has only one officer and one director.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on our assessment, we believe that as of December 31, 2009, the Company’s internal control over financial reporting is not effective based on those criteria.

/s/ John M. Sharpe, Jr.
John M. Sharpe, Jr.
Chief Executive Officer and Chief Financial Officer

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fiscal year ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name of our sole director and executive officer, his age, all positions and offices that he held with us, the period during which he has served as such, and his business experience during at least the last five years.

Name	Age	Positions Held

John M. Sharpe, Jr.	57	CEO, CFO President,Treasurer and Secretary since 2000

John M. Sharpe, 57, has been the President, Treasurer and Secretary of the Company since 2000. In addition, Mr. Sharpe is currently Chief Financial Officer of The Landtek Group, Inc. and has been since 2000. From 1997 through 2000, Mr. Sharpe was also a Director of Finance for the Company during the pendency of its reorganization pursuant to Chapter 11 of the Bankruptcy Code and the United States Bankruptcy Court for the Eastern District of New York. Prior to that, from 1994 to 1997, Mr. Sharpe was the Chief Financial Officer of Executive Plan Design, a privately held full service brokerage firm.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the fiscal year ended December 31, 2009, all reports required to be filed were filed on a timely basis.

Code of Ethics

Our board of directors has adopted a code of ethics that our officers, directors and any person who may perform similar functions are subject to. Currently Mr. Sharpe is our only officer and our sole director, therefore, he is the only person subject to the Code of Ethics. If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Mr. Sharpe serves as the sole director and sole officer, he is responsible for reviewing his own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2009 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)

John M. Sharpe, Jr. 1895 Byrd Drive East Meadow, NY 11554	762,291	76.23%

Pryor & Mandelup LLP 675 Old Country Road Westbury, NY 11590	65,000	6.50%

Officers and directors as a group (one person)	762,291	76.23%

(1)
For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2009. All percentages for common stock are calculated based upon a total of 1,000,000 shares outstanding as of December 31, 2009, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2009 and review of our interim financial statements for the first, second and third quarters of 2009 is estimated at $4,500. Paritz & Co. billed $7,500 in fees for the audit of our annual financial statements for fiscal year ended December 31, 2008 and review of our interim financial statements for the first, second and third quarters of 2008.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ender December 31, 2009 or 2008.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2009, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Paritz & Co., Independent Registered Certified Public Accounting Firm, with respect to the Company’s financial statements for the periods ended December 31, 2009 and December 31, 2008

•	Balance Sheets as of December 31, 2009 and 2008 (audited)

•	Statements of Operations for the years ended December 31, 2009 and 2008 and the period from inception (August 9, 2000) to December 31, 2009 (audited)

•	Statements of Stockholders’ Deficit from inception (August 9, 2000) to December 31, 2009 (audited)

•	Statements of Cash Flows for the years ended December 31, 2009 and 2008 and the period from inception (August 9, 2000) to December 31, 2009 (audited)

•	Notes to Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit
23.1	Consent of Paritz & Co. regarding audited financial statements as of and for the period ending December 31, 2009 and December 31, 2008.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inner Systems, Inc. (Registrant)

Date March 30, 2010	By	/s/ John M. Sharpe Jr.
John M. Sharpe, Jr.
President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Date March 30, 2010	By	/s/ John M. Sharpe Jr.
John M. Sharpe, Jr.
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Sole Director