Form 10-Q
period 2010-06-30
INNER SYSTEMS INC
filed 2010-08-16
CIK 1271551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2010

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

Common Stock $.001 par value

There were 1,000,000 shares of common stock outstanding as of August 1, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Inner Systems, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2010 (unaudited)	December 31, 2009 (audited)
ASSETS

Current assets
Cash	$3,042	$3,074

Total current assets	3,042	3,074

TOTAL ASSETS	$3,042	$3,074

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	$69,195	$60,459
Notes payable	223,294	217,670

Total liabilities	292,489	278,129

Stockholders’ deficit
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	—
Common stock, par value $0.001, 20,000,000 shares authorized, 1,000,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1,000	1,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(299,447)	(285,055)

Total stockholders’ deficit	(289,447)	(275,055)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,042	$3,074

The accompanying notes are an integral part of these financial statements

INNER SYSTEMS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months ended June 30		Six Months ended June 30,		Cumulative from August 9, 2000 (Inception) to June 30,
	2010	2009	2010	2009	2010
NET SALES	$-	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	1,899	7,632	7,929	10,643	236,991
INTEREST EXPENSE	3,243	3,138	6,463	6,158	52,456
IMPAIRMENT OF REORGANIZATION VALUE	-	-	-	-	10,000

NET LOSS	$(5,142)	$(10,770)	$(14,392)	$(16,801)	$(299,447)

PER SHARE INFORMATION
Basic and diluted, net loss per share	$(.01)	$(.01)	$(.01)	$(.02)

Basic and diluted, weighted average shares outstanding	1,000,000	1, 000, 000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements

Inner Systems, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Six ended June 30,		Cumulative from Inception (August 9, 2000) to June 30,
	2010	2009	2010

Cash flows relating to operating activities
Net loss	$(14,392)	$(16,801)	$(299,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of reorganization value	—	—	10,000
Change in operating liabilities:
Increase in accrued expenses	8,736	6,405	69,194

Net cash used in operating activities	(5,656)	(10,396)	(220,252)

Cash flows relating to financing activities
Proceeds from notes payable	5,624	8,500	223,294

Net cash provided by financing activities	5,624	8,500	223,294

Increase (decrease) in cash	(32)	(1,896)	3,042
Cash, beginning of period	3,074	2,705	--

Cash, end of period	$3,042	$809	$3,042

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

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

The Company is dependent on advances from investors and lenders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.  Through June 30, 2010, the Company has raised $223,294 from debt financing (Note 8). During the quarter ended June 30, 2010, the Company received additional advances of $4,124. Additional funds will be necessary to continue operations. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that it will be successful in doing so.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2009.

The accompanying financial statements contemplate continuation of the Company as a going concern. The Company is considered a development stage company, has not begun generating revenue, and has experienced recurring net operating losses. The Company had a net loss of $5,142 and $30,510 for the period ended June 30, 2010 and the year ended December 31, 2009, respectively, and a working capital deficiency of $289,446 at June 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

B. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At June 30, 2010, the Company had $3,042 cash and no cash equivalents.

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

G. NEW ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31,, 2010. The adoption of this guidance did not have a material impact on our financial statements.

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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company generated net losses of $299,447 from Inception (August 9, 2000) to June 30, 2010. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern

The Company is dependent on advances from its principal shareholders for continued funding.  There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

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

NOTE 6.  STOCKHOLDERS' DEFICIT

The stockholders' deficit section of the Company contains the following classes of capital stock as of June 30, 2010:

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

NOTE 8 - NOTES PAYABLE

The Company financed operations through loans from various investors. Originally, these loans were evidenced by Demand Promissory Notes bearing interest at the rate of 6% per annum, although it was the intention of management of the Company and the investors to exchange these notes for convertible promissory notes which would be convertible into shares of the Company’s common stock. On January 14, 2005, management finalized the specific terms of their agreement and form of documents and exchanged the original Demand Promissory Notes for Senior Convertible Promissory Notes (the “Notes”). The Notes, which represent $223,294 in the aggregate as of June 30, 2010, continue to bear interest at the rate of 6% per annum. The Notes were due at the earlier of December 31, 2007, or a Change of Control Transaction (as defined below); however, the Notes were extended to the earlier of December 31, 2010 or a Change of Control Transaction. Additionally, the Notes are only convertible when the Company consummates a Change of Control Transaction. A Change in Control Transaction shall mean (i) a sale of all or substantially all of the Company’s assets, (ii) a transaction (or series of transactions, including merger, consolidation or other reorganization of the Company, or issuance of additional shares of capital stock of the Company other than in connection with capital raising transactions) which results in the holders of the Company’s capital stock prior to the transaction owning less than 50% of the voting power, on a fully diluted, as-converted basis for all outstanding classes thereof, of the Company’s capital stock after the transaction or (iii) a liquidation, dissolution or winding up of the Company. The Notes are convertible at various rates ranging from $.005 to $.40 per share. Since the conversion feature in the Notes is contingent on a future event outside the control of the investors, the contingent beneficial conversion feature, valued at approximately $98,944, will not be recognized until the contingency is resolved. The holders of the Notes were also granted Registration Rights with respect to the shares of common stock issuable upon conversion of the Notes, if they are converted. These rights are evidenced by a Registration Rights Agreement between the Company and the holders of the Notes; such registration rights do not become effective until a Change in Control Transaction occurs.

INNER SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – NOTES PAYABLE (CON’T)

In the quarter ended June 30, 2010, the Company received additional advances of $4,124. The Company converted these advances into notes on the same terms as the existing Notes.

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

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this registration statement, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis and Plan of Operation -- Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

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

Liquidity and Capital Resources

In the quarter ended June 30, 2010, we financed operations through the sale of Senior Convertible Promissory Notes (the “Notes”). For the quarter ended June 30, 2010, we received the aggregate amount of $4,124. These funds were utilized to satisfy accrued expenses and general and administrative expenses included in our Statement of Operations for the quarter ended June 30, 2010. As of June 30, 2010, there was $223,294 of Notes outstanding. The Notes carry interest at 6% and are due at the earliest of December 31, 2010 or a change of control transaction.

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

Three Months Ended June 30, 2010 Compared to June 30, 2009

The following table summarizes the results of our operations during the three months ended June 30, 2010 and 2009, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

Line Item	6/30//10 (unaudited)	6/30/09 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	—	—	—	—
Operating expenses	1,899	7,632	(5,733)	(75.1)
Net loss	5,142	10,770	5,628	52.3
Loss per share of common stock	$(0.01)	$(0.01)	-	-

We recorded a net loss of $5,142 for the three months ended June 30, 2010 as compared with a net loss of $10,770 for the three months ended June 30, 2009. The increase in net loss was primarily attributable to a decrease in general and administrative expenses.

Six Months Ended June 30, 2010 Compared to June 30, 2009

The following table summarizes the results of our operations during the six months ended June 30, 2010 and 2009, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 6-month period to the prior 6-month period:

Line Item	6/30/10 (unaudited)	6/30/09 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	—	—	—	—
Operating expenses	7,929	10,643	2,714	(25.5)
Net loss	14,392	16,801	2,409	14.3
Loss per share of common stock	$(0.01)	$(0.01)	-	-

We recorded a net loss of $14,392 for the six months ended June 30, 2010 as compared with a net loss of $16,801 for the six months ended June 30, 2009. The increase in net loss was primarily attributable to a decrease in general and administrative expenses.

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

Item 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined   under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required  to  be disclosed by us in the reports that we file or submit under the Exchange Act is  accumulated and communicated to our management, including our principal executive officer and principal  financial  officer,  or  persons performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

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

INNER SYSTEMS, INC.

Date: August 12, 2010	By:	/s/ John M. Sharpe, Jr.
John M. Sharpe, Jr.
President

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.