Form 10-Q
period 2010-09-30
INNER SYSTEMS INC
filed 2010-11-12
CIK 1271551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There were 1,000,000 shares of common stock outstanding as of November 1, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Inner Systems, Inc.
(A Development Stage Company)
Balance Sheets
	September 30, 2010 (unaudited)	December 31, 2009 (audited)

ASSETS

Current assets
Cash	$3,042	$3,074

Total current assets	3,042	3,074

TOTAL ASSETS	$3,042	$3,074

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	$78,612	$60,459
Notes payable	223,902	217,670

Total liabilities	302,514	278,129

Stockholders’ deficit
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Common stock, par value $0.001, 20,000,000 shares authorized, 1,000,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1,000	1,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(309,472)	(285,055)

Total stockholders’ deficit	(299,472)	(275,055)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,042	$3,074

The accompanying notes are an integral part of these financial statements

INNER SYSTEMS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months ended September 30		Nine Months ended September 30,		Cumulative from August 9, 2000 (Inception) to September 30,
	2010	2009	2010	2009	2010
NET SALES	$-	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	6,713	3,469	14,642	14,112	243,704
INTEREST EXPENSE	3,313	3,171	9,676	9,329	55,769
IMPAIRMENT OF REORGANIZATION VALUE	-	-	-	-	10,000

NET LOSS	$(10,026)	$(6,640)	$(24,318)	$(23,441)	$(309,473)

PER SHARE INFORMATION
Basic and diluted, net loss per share	$(.01)	$(.01)	$(.02)	$(.02)

Basic and diluted, weighted average shares outstanding	1,000,000	1, 000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Inner Systems, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Nine Months ended September 30,		Cumulative From Inception (August 9, 2000) to September 30,
	2010	2009	2010

Cash flows relating to operating activities
Net loss	$(24,418)	$(23,441)	$(309,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of reorganization value	—	—	10,000
Change in operating liabilities:
Increase in accrued expenses	18,153	7,839	78,612

Net cash used in operating activities	(6,264)	(15,602)	(220,860)

Cash flows relating to financing activities
Proceeds from notes payable	6,232	16,500	223,902

Net cash provided by financing activities	6,232	16,500	223,902

Increase (decrease) in cash	(32)	898	3,042
Cash, beginning of period	3,074	2,705	—

Cash, end of period	$3,042	$3,603	$3,042

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

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

The Company is dependent on advances from investors and lenders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.  Through September 30, 2010, the Company has raised $223,902 from debt financing (Note 8). During the quarter ended September 30, 2010, the Company received additional advances of $608. Additional funds will be necessary to continue operations. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that it will be successful in doing so.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2009.

The accompanying financial statements contemplate continuation of the Company as a going concern. The Company is considered a development stage company, has not begun generating revenue, and has experienced recurring net operating losses. The Company had a net loss of $10,026 and $30,510 for the period ended September 30, 2010 and the year ended December 31, 2009, respectively, and a working capital deficiency of $299,472 at September 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

B. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  At September 30, 2010, the Company had $3,042 cash and no cash equivalents.

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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company generated net losses of $309,472 from Inception (August 9, 2000) to September 30, 2010. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern

The Company is dependent on advances from its principal shareholders for continued funding.  There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.

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

NOTE 6.  STOCKHOLDERS' DEFICIT

The stockholders' deficit section of the Company contains the following classes of capital stock as of September 30, 2010:

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

NOTE 8 - NOTES PAYABLE

The Company financed operations through loans from various investors. Originally, these loans were evidenced by Demand Promissory Notes bearing interest at the rate of 6% per annum, although it was the intention of management of the Company and the investors to exchange these notes for convertible promissory notes which would be convertible into shares of the Company’s common stock. On January 14, 2005, management finalized the specific terms of their agreement and form of documents and exchanged the original Demand Promissory Notes for Senior Convertible Promissory Notes (the “Notes”). The Notes, which represent $223,902 in the aggregate as of September 30, 2010, continue to bear interest at the rate of 6% per annum. The Notes were due at the earlier of December 31, 2007, or a Change of Control Transaction (as defined below); however, the Notes were extended to the earlier of December 31, 2010 or a Change of Control Transaction. Additionally, the Notes are only convertible when the Company consummates a Change of Control Transaction. A Change in Control Transaction shall mean (i) a sale of all or substantially all of the Company’s assets, (ii) a transaction (or series of transactions, including merger, consolidation or other reorganization of the Company, or issuance of additional shares of capital stock of the Company other than in connection with capital raising transactions) which results in the holders of the Company’s capital stock prior to the transaction owning less than 50% of the voting power, on a fully diluted, as-converted basis for all outstanding classes thereof, of the Company’s capital stock after the transaction or (iii) a liquidation, dissolution or winding up of the Company. The Notes are convertible at various rates ranging from $.005 to $.40 per share. Since the conversion feature in the Notes is contingent on a future event outside the control of the investors, the contingent beneficial conversion feature,

INNER SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – NOTES PAYABLE (CON’T)

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

In the quarter ended September 30, 2010, the Company received additional advances of $608. The Company converted these advances into notes on the same terms as the existing Notes.

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

Liquidity and Capital Resources

In the quarter ended September 30, 2010, we financed operations through the sale of Senior Convertible Promissory Notes (the “Notes”). For the quarter ended September 30, 2010, we received the aggregate amount of $608. These funds were utilized to satisfy accrued expenses and general and administrative expenses included in our Statement of Operations for the quarter ended September 30, 2010. As of September 30, 2010, there was $223,902 of Notes outstanding. The Notes carry interest at 6% and are due at the earliest of December 31, 2010 or a change of control transaction.

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

Three Months Ended September 30, 2010 Compared to September 30, 2009

The following table summarizes the results of our operations during the three months ended September 30, 2010 and 2009, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

Line Item	9/30//10 (unaudited)	9/30/09 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	6,713	3,469	3,244	93.5%
Net loss	10,026	6,640	3,386	60.0%
Loss per share of common stock	$(0.01)	$(0.01)	-	-

We recorded a net loss of $10,026 for the three months ended September 30, 2010 as compared with a net loss of $6,640 for the three months ended September 30, 2009. The increase in net loss was primarily attributable to a decrease in general and administrative expenses.

Nine Months Ended September 30, 2010 Compared to September 30, 2009

The following table summarizes the results of our operations during the nine months ended September 30, 2010 and 2009, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 9-month period to the prior 9-month period:

Line Item	9/30/10 (unaudited)	9/30/09 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	14,642	14,112	530	3.8%
Net loss	24,318	23,441	877	3.7%
Loss per share of common stock	$(0.02)	$(0.02)	-	-

We recorded a net loss of $24,318 for the nine months ended September 30, 2010 as compared with a net loss of $23,441 for the nine months ended September 30, 2009. The increase in net loss was primarily attributable to a decrease in general and administrative expenses.

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

Item 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined   under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required  to  be disclosed by us in the reports that we file or submit under the Exchange Act is  accumulated and communicated to our management, including our principal executive officer and principal  financial  officer,  or  persons performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.                           DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                           (REMOVED AND RESERVED)

None.

ITEM 5.                          OTHER INFORMATION

On July 26, 2010, the Board of Directors of the Company unanimously adopted the following resolutions:

1)    To seek stockholder approval to an amendment to the Company's Certificate of Incorporation to increase the Company's authorized capital to 210,000,000 shares comprising 200,000,000 shares of Common Stock par value $.001 per share and 10,000,000 shares of Preferred Stock par value $0.001 per share; and

2)    To seek stockholder approval to amend the Company's Certificate of Incorporation to effect a reverse stock split of the Company's Common Stock.

Thereafter, on July 26, 2010, pursuant to the By-Laws of the Company and applicable New York law, a shareholder of the Company (identified in the section entitled "Voting Securities and Principal Holders Thereof") holding 762,291 shares of Common Stock, representing approximately 76.2% of the total issued and outstanding Common Stock, adopted a resolution to authorize the Board of Directors (1) to amend the Company's Certificate of Incorporation to increase the Company's authorized capital to 210,000,000 shares comprising 200,000,000 shares of Common Stock par value $.001 per share and 10,000,000 shares of Preferred Stock par value $0.001 per share; and (2) in its sole discretion, to effect a reverse split of the Company's Common Stock based upon a ratio of not less than one-for-two nor more than one-for-twenty shares at any time prior to July 31, 2011.  In addition, notwithstanding approval of this proposal by the stockholders, the Board of Directors may, in its sole discretion, determine not to effect, and abandon, the reverse stock split without further action by our stockholders.

As of the date of this report, none of the aforementioned actions have become effective.

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

INNER SYSTEMS, INC.

Date: November 12, 2010	By:	/s/ John M. Sharpe, Jr.
John M. Sharpe, Jr.
President

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.