Form 10-K
period 2010-12-31
INNER SYSTEMS INC
filed 2011-03-30
CIK 1271551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No  ☒

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
☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010)—No sale or bid data was available as of that date.

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (March 28, 2011):  1,000,000

Documents incorporated by reference: None.

FORWARD LOOKING STATEMENTS

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Inner Systems, Inc. and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Risk Factors” section in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

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

Employees

As of December 31, 2010, the Company had no employees.

ITEM 1A.	RISK FACTORS

Not required as the Company is a “smaller reporting company”.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

As of December 31, 2010, the Company did not own or lease any properties.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2010, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4.	[REMOVED AND RESERVED]

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

Notes Payable

At December 31, 2010, the Company had loans and notes outstanding from an investor in the aggregate amount of $223,902, which represents amounts loaned to the Company to pay the Company’s expenses of operation. We have financed our operations through loans from investors. The loans are evidenced by Senior Convertible Promissory Notes in the aggregate amount of $223,902. The loans are convertible into shares of common stock at various rates ranging from $0.005 to $0.40 per share.  These securities were offered and sold pursuant to the private offering exemption provided under Section 4(2) of the Securities Act.

Status of Outstanding Common Stock

As of December 31, 2010, we had a total of 1,000,000 shares of our common stock outstanding. Of these shares, 735,000 are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 1,000,000 shares of our common stock to approximately 113 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended
	12/31/10	12/31/09

Revenues	$—	$—
Net loss	$32,581	$30,510
Net loss per share	$0.03	$0.03
Weighted average no. shares	1,000,000	1,000,000
Stockholders’ deficit	$307,635	$275,055
Total assets	$1,403	$3,074
Total liabilities	$309,038	$278,129

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

LIQUIDITY AND CAPITAL RESOURCES

In the year ended December 31, 2010, we financed operations through the sale of Senior Convertible Promissory Notes (the “Notes”). For the year ended December 31, 2010, we received the aggregate amount of $6,232. These funds were utilized to satisfy accrued expenses and general and administrative expenses included in our Statement of Operations for the year ended December 31, 2010. As of December 31, 2010, there was $223,902 of Notes outstanding. The Notes carry interest at 6% and are due at the earliest of December 31, 2011 or a change of control transaction.

We currently rely on loan proceeds or proceeds from the sale of our securities to fund our operations. There is no assurance that we will be able to continue generating funds from loans by investors. We are seeking to acquire business entities that will generate cash from operations.

For the fiscal year ending December 31, 2011, we anticipate incurring a loss as a result of continued expenses associated with compliance with the reporting requirements of the Exchange Act, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

PLAN OF OPERATIONS AND NEED FOR ADDITIONAL FINANCING

During the fiscal year ending December 31, 2011, we plan to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. We also plan to file all required periodic reports and to maintain our status as a fully-reporting company under the Exchange Act. In order to proceed with its plans for the next year, it is anticipated that we will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Exchange Act as well as any costs we may incur in seeking business opportunities.

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

Twelve Months Ended December 31, 2010 Compared to December 31, 2009

The following table summarizes the results of our operations during the fiscal years ended December 31, 2009 and 2008, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/10 (audited)	12/31/09 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	19,394	17,889	1,505	8.4%
Net loss	32,581	30,510	2,071	6.8%
Loss per share of common stock	$(0.03)	$(0.03)	-	-

We recorded a net loss of $32,581 for the fiscal year ended December 31, 2010 as compared with a net loss of $30,510 for the fiscal year ended December 31, 2009. The increase in net loss was primarily attributable to an increase in general and administrative expenses.

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

Set forth below are the audited financial statements for the Company as of and for the fiscal years ended December 31, 2010 and 2009 and the period from inception (August 9, 2000) through December 31, 2010, and the reports thereon of Paritz & Co. P.A.

INNER SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Inner Systems, Inc.

We have audited the accompanying balance sheet of Inner Systems, Inc. (a development stage company) (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficiency and cash flows for the year then ended and for the period August 9, 2000 (inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inner Systems, Inc. (a development stage company) as of December 31, 2010, and the results of its operations and its cash flows for the years then ended and for the period August 9, 2000 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ PARITZ & CO.

Hackensack, NJ
March 29, 2011

Inner Systems, Inc.
(A Development Stage Company)

Balance Sheets

	December31, 2010	December31, 2009

ASSETS

Current assets
Cash	$403	$3,074
Prepaid expense	1,000	—
Total current assets	1,403	3,074

TOTAL ASSETS	$1,403	$3,074

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	$85,136	$60,459
Notes payable	223,902	217,670

Total liabilities	309,038	278,129

Stockholders’ deficit
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	—	—
Common stock, par value $0.001, 20,000,000 shares authorized, 1,000,000 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	1,000	1,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(317,635)	(285,055)

Total stockholders’ deficit	(307,635)	(275,055)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,403	$3,074

The accompanying notes are an integral part of these financial statements

Inner Systems, Inc.
(A Development Stage Company)

Statements of Operations

			Cumulative from Inception (August 9, 2000) to December 31,
	2010	2009	2010

Revenue	$—	$—	$—

Expenses:
General and administrative	19,394	17,889	248,456

Total operating expenses	19,394	17,889	248,456

Other expenses
Interest expense	13,187	12,621	59,180
Impairment of reorganization value	—	—	10,000

Net loss	$(32,581)	$(30,510)	$(317,636)

Net loss per common share	$(0.03)	$(0.03)

Weighted average number of common shares	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements

Inner Systems, Inc.
(A Development Stage Company)

Statement of Stockholders’ Deficit

	Pref. Shares	Pref. Amount	Common Shares	Comm. Shares Amount	Add. Paid-In Capital	Deficit Accum. During Develop. Stage	Total

Balance – August 9, 2000 (Date of Inception)	—	$—	1,000,000	$1,000	$9,000	$—	$10,000
Net loss	—	—	—	—	—	(10,000)	(10,000)

Balance at December 31, 2001	—	—	1,000,000	1,000	9,000	(10,000)	—
Net loss	—	—	—	—	—	(10,000)	—

Balance – December 31, 2002	—	—	1,000,000	1,000	9,000	(10,000)	—
Net loss	—	—	—	—	—	(27,588)	(27,588)

Balance – December 31, 2003	—	—	1,000,000	1,000	9,000	(37,588)	(27,588)
Net loss	—	—	—	—	—	(43,979)	(43,979)

Balance –December 31, 2004	—	—	1,000,000	1,000	9,000	(81,567)	(71,567)
Net loss	—	—	—	—	—	(39,458)	(39,458)

Balance – December 31, 2005	—	—	1,000,000	1,000	9,000	(121,025)	(111,025)
Net loss	—	—	—	—	—	(34,968)	(34,968)

Balance – December 31, 2006	—	—	1,000,000	1,000	9,000	(155,993)	(145,993)
Net loss	—	—	—	—	—	(51,971)	(51,971)

Balance – December 31, 2007	—	—	1,000,000	1,000	9,000	(207,964)	(197,964)
Net loss	—	—	—	—	—	(46,581)	(46,581)

Balance – December 21, 2008	—	—	1,000,000	1,000	9,000	(254,545)	(244,545)
Net loss	—	—	—	—	—	(30,510)	(30,510)

Balance- December 31, 2009	—	—	1,000,000	1,000	9,000	(285,055)	(275,055)
Net loss	—	—	—	—	—	(32,581)	(32,581)

Balance – December 31, 2010	—	$—	1,000,000	$1,000	$9,000	$(317,636)	$(307,636)

The accompanying notes are an integral part of these financial statements

Inner Systems, Inc.
(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31,		Cumulative from Inception (August 9, 2000) to December 31,
	2010	2009	2010

Cash flows relating to operating activities
Net loss	$(32,581)	$(30,510)	$(317,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of reorganization value	—	—	10,000
Change in operating liabilities:
Increase in accrued expenses	24,678	14,379	85,137
Change in prepaid expenses	(1,000)	—	(1,000)

Net cash used in operating activities	(8,903)	(16,131)	(223,499)

Cash flows relating to financing activities
Proceeds from notes payable	6,232	16,500	223,902

Net cash provided by financing activities	6,232	16,500	223,902

Increase (Decrease in cash)	(2,671)	369	403
Cash, beginning of period	3,074	2,705	—

Cash, end of period	$403	$3,074	$403

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

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

The Company has not commenced principal operations as of December 31, 2010 and there is no assurance that the Company will have the ability to carry out its business plan without raising sufficient debt or equity financing. Through December 31, 2010, the Company has raised $223,902 from debt financing (Note 4). During 2010, the Company received additional advances of $6,232. On December 31, 2010, these advances were converted into notes on the same terms as the existing Senior Convertible Promissory Notes. Additional funds will be necessary to continue operations. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that they will be successful.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company is considered a development stage company, has not begun generating revenue, and has experienced recurring net operating losses. The Company had a net loss of $32,581 and $30,510 for the years ended December 31, 2010 and 2009, respectively, and a working capital deficiency of $307,635 and $275,055 at December 31, 2010 and 2009, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

B. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2010.

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

During the years ended December 31, 2010 and 2009, there were no stock options granted or outstanding.

INNER SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CON’T)

H.  SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through February 15, 2011, the date the financial statements were issued, and no additional items were noted that need to be disclosed.

I. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2010-28”). ASU No. 2010-28 addresses how companies should test for goodwill impairment when the book value of a reporting entity is zero or negative. For reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU No. 2010-28 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Accordingly, the Company will adopt ASU No. 2010-28 commencing in the first quarter of fiscal 2012. The adoption of ASU No. 2010-28 does not have any effect on the Company’s financial statements.

In October 2010, the FASB issued ASU No. 2010-26, “Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2010-26”). ASU No. 2010-26 addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. ASU No. 2010-26 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The amendments in ASU No. 2010-26 are to be applied prospectively upon adoption. Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required. Accordingly, the Company will adopt ASU No. 2010-26 commencing in the first quarter of fiscal 2013. The Company does not anticipate that this standard will have any impact on its financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU No. 2010-20”). ASU No. 2010-20 amends ASC Topic 310-10-50, “Receivables – Overall – Disclosure,” by requiring that more information be disclosed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in an entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 affect all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. A company will need to disaggregate new and existing disclosure based on how it develops its allowance for credit losses related to financing receivables and how it manages credit exposures. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. For public entities, ASU No. 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The adoption of ASU No. 2010-20 does not have any effect on the Company’s financial statements.

INNER SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CON’T)

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” (“ASU No. 2011-01”). Amendments in ASU No. 2011-01 temporarily delay the effective date of disclosures about troubled debt restructurings included in ASU No. 2010-20 for public entities to be effective for interim and annual periods ending after June 15, 2011. This amendment does not defer the effective date of the other disclosure requirements in ASU No. 2010-20.  Accordingly, the Company adopted the provision of ASU No. 2010-20 pertaining to certain required disclosures as of the end of a reporting period in its first quarter of fiscal 2011. The Company will adopt other required disclosures about activity that occurs during a reporting period effective beginning with its second quarter of fiscal 2011. The adoption of ASU No. 2010-20 did not have an impact on the Company’s financial statements and interim reporting disclosures.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements” (“ASU No. 2010-06”), an amendment to ASC Topic 820. ASU No. 2010-06 amends ASC Topic 820 to add new requirements for: (1) disclosures about transfers of assets and liabilities measured at fair value into and out of Levels 1 and 2 of the fair value measurement hierarchy, and (2) separate disclosures on a gross basis about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU No. 2010-06 also amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC Topic 715, “Compensation – Retirement Benefits – Defined Benefits Plans – General – Disclosure,” to require that disclosures be provided by classes of assets instead of by major categories of assets. The guidance in ASU No. 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. However, those disclosures are required for periods ending after initial adoption. Accordingly, the Company adopted ASU No. 2010-06 in its second quarter of fiscal year-end 2010, except for the requirement to provide separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which will be adopted for the Company’s fiscal year-end 2012. The adoption of ASU No. 2010-06 did not have an impact on the Company’s financial statements and interim reporting disclosures and the adoption of the portion of ASU No. 2010-06 for fiscal year-end 2012 is not expected to have an impact on the Company’s financial statements.

In January 2009, the SEC issued Release No. 33-9002, “Interactive Data to Improve Financial Reporting.” The final rule release requires companies to provide financial statement information in the eXtensible Business Reporting Language (“XBRL”) and addresses the SEC’s effort to make financial reports more useful to investors. Under the final rule, companies are required to submit their regulatory filings to the SEC and post them on their corporate websites in interactive data using XBRL. The interactive data will be provided as an exhibit to periodic and current reports and registration statements, as well as to transition reports for a change in fiscal year. The final rule also does not require public companies to use interactive tagging for the management’s discussion and analysis section of their filings, executive compensation disclosures, and other statistical or narrative disclosure. This release includes one temporary section (Section 232.406T) that limits an entity’s liability for making a “good faith attempt” to comply with its requirements and for making prompt correction of errors in the Interactive Data File if they occur, and it does not subject the entity to liability under anti-fraud provisions as discussed in the temporary section.  Release No. 33-9002 is effective as of April 13, 2009, except the temporary section above is only effective from April 13, 2009 until October 31, 2014. The SEC adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, the Company will be required to submit filings with financial statement information using XBRL commencing with periods ending on or after June 15, 2011, or the Company’s Quarterly Report on Form 10-Q for its third fiscal quarter of 2011. The Company is currently evaluating the impact to its financial reporting process of providing this additional information.

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

INNER SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE

The Company financed operations through loans from various investors. Originally, these loans were evidenced by Demand Promissory Notes bearing interest at the rate of 6% per annum, although it was the intention of management of the Company and the investors to exchange these notes for convertible promissory notes which would be convertible into shares of the Company’s common stock. On January 14, 2005, management finalized the specific terms of their agreement and form of documents and exchanged the original Demand Promissory Notes for Senior Convertible Promissory Notes (the “Notes”). The Notes, which represent $223,902 in the aggregate as of December 31, 2010, continue to bear interest at the rate of 6% per annum. The Notes were due at the earlier of December 31, 2007, or a Change of Control Transaction (as defined below); however, the Notes were extended to the earlier of December 31, 2010 or a Change of Control Transaction. Additionally, the Notes are only convertible when the Company consummates a Change of Control Transaction. A Change in Control Transaction shall mean (i) a sale of all or substantially all of the Company’s assets, (ii) a transaction (or series of transactions, including merger, consolidation or other reorganization of the Company, or issuance of additional shares of capital stock of the Company other than in connection with capital raising transactions) which results in the holders of the Company’s capital stock prior to the transaction owning less than 50% of the voting power, on a fully diluted, as-converted basis for all outstanding classes thereof, of the Company’s capital stock after the transaction or (iii) a liquidation, dissolution or winding up of the Company. The Notes are convertible at various rates ranging from $.005 to $.40 per share. Since the conversion feature in the Notes is contingent on a future event outside the control of the investors, the contingent beneficial conversion feature, valued at approximately $98,944, will not be recognized until the contingency is resolved. The holders of the Notes were also granted Registration Rights with respect to the shares of common stock issuable upon conversion of the Notes, if they are converted. These rights are evidenced by a Registration Rights Agreement between the Company and the holders of the Notes; such registration rights do not become effective until a Change in Control Transaction occurs.

In 2010, the Company received additional advances of $6,232. The Company converted these advances into notes on the same terms as the existing Notes. Since December 31, 2010, the Company has not received any additional advances from investors.

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

INNER SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES (CON’T)

The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions, as defined in FIN 48. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for tax years ended 2004 through 2008, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense. No interest or penalties on income taxes have been recorded during the year ended December 31, 2010. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of FIN 48 did not have a material effect on our financial positions, results or operations or cash flows.

At December 31, 2010, the Company had net operating loss carry forwards of approximately $317,635 which expire through 2030. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited. Due to the fact that the Company has not generated any taxable income through December 31, 2010, it was determined that it was more likely than not that the Company’s deferred tax asset will not be realized. As such, the deferred tax asset of approximately $122,839 and $110,239 at December 31, 2010 and 2009, respectively, has been offset by a valuation allowances of $122,839 and $110,239, respectively.

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through March 29, 2011 (the date the financial statements were available to be issued) and has determined that no subsequent events require disclosure.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Company's Management under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Exchange Act) for the Company. Based on their evaluation of the Company's disclosure controls and procedures as of December 31, 2010, the Company's Management has concluded that the Company's disclosure controls and procedures were not effective due to the lack of segregation of duties to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the last quarter of the Company's fiscal year ended December 31, 2010, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Principal Executive Officer and the Principal Financial Officer have concluded that these controls and procedures are effective at the "reasonable assurance" level.

ITEM 9B.	OTHER INFORMATION

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

Name	Age	Positions Held

John M. Sharpe, Jr.	58	CEO, CFO President,Treasurer and Secretary since 2000

John M. Sharpe, 58, has been the President, Treasurer and Secretary of the Company since 2000. In addition, he is currently a self-employed financial consultant.  From 2000-2010, Mr. Sharpe served as Chief Financial Officer of The Landtek Group, Inc. From 1997 through 2000, Mr. Sharpe was also a Director of Finance for the Company during the pendency of its reorganization pursuant to Chapter 11 of the Bankruptcy Code and the United States Bankruptcy Court for the Eastern District of New York. Prior to that, from 1994 to 1997, Mr. Sharpe was the Chief Financial Officer of Executive Plan Design, a privately held full service brokerage firm.

Mr. Sharpe devotes very little time to the Company’s affairs, generally less than 10 hours per month.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the fiscal year ended December 31, 2010, all reports required to be filed were filed on a timely basis.

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2010 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)

John M. Sharpe, Jr. 1895 Byrd Drive East Meadow, NY 11554	762,291	76.23%

Pryor & Mandelup LLP 675 Old Country Road Westbury, NY 11590	65,000	6.50%

Officers and directors as a group (one person)	762,291	76.23%

(1)
For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2010. All percentages for common stock are calculated based upon a total of 1,000,000 shares outstanding as of December 31, 2010, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2010.

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

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2010 and review of our interim financial statements for the first, second and third quarters of 2011 is estimated at $4,500. Paritz & Co. billed $4,500 in fees for the audit of our annual financial statements for fiscal year ended December 31, 2009 and review of our interim financial statements for the first, second and third quarters of 2010.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ender December 31, 2010 or 2009.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2010, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Paritz & Co., Independent Registered Certified Public Accounting Firm, with respect to the Company’s financial statements for the periods ended December 31, 2010 and December 31, 2009

•	Balance Sheets as of December 31, 2010 and 2009 (audited)

•	Statements of Operations for the years ended December 31, 2010 and 2009 and the period from inception (August 9, 2000) to December 31, 2010 (audited)

•	Statements of Stockholders’ Deficit from inception (August 9, 2000) to December 31, 2010 (audited)

•	Statements of Cash Flows for the years ended December 31, 2010 and 2009 and the period from inception (August 9, 2000) to December 31, 2010 (audited)

•	Notes to Financial Statements

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
John M. Sharpe, Jr.
President, Chief Executive
Officer, Chief Financial Officer
and Principal Accounting Officer

Date	March 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ John M. Sharpe Jr.
John M. Sharpe, Jr.
President, Chief Executive
Officer, Chief Financial Officer,
Principal Accounting Officer
and Sole Director

Date	March 29, 2011