Form 10-Q
period 2011-06-30
INNER SYSTEMS INC
filed 2011-08-16
CIK 1271551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2011

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

Common Stock $.001 par value

There were 1,000,000 shares of common stock outstanding as of August 10, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Inner Systems, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2011 (unaudited)	December 31, 2010 (audited)

ASSETS

Current assets
Cash	$403	$403
Prepaid expenses	1000	1,000

Total current assets	1,403	1,403

TOTAL ASSETS	$1,403	$1,403

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	$101,555	$85,136
Notes payable	223,902	223,902

Total liabilities	325,457	309,038

Stockholders’ deficit
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Common stock, par value $0.001, 20,000,000 shares authorized, 1,000,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1,000	1,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(334,054)	(317,635)

Total stockholders’ deficit	(324,054)	(307,635)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,403	$1,403

The accompanying notes are an integral part of these financial statements

INNER SYSTEMS, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months ended June 30		Six Months ended June 30,		Cumulative from August 9, 2000 (Inception) to June 30,
	2011	2010	2011	2010	2011
NET SALES	$-	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	4,789	1,899	9,707	7,929	258,163
INTEREST EXPENSE	3,374	3,243	6,711	6,463	65,891
IMPAIRMENT OF REORGANIZATION VALUE	-	-	-	-	10,000

NET LOSS	$(8,163)	$(5,142)	$(16,418)	$(14,392)	$(334,054)

PER SHARE INFORMATION
Basic and diluted, net loss per share	$(.01)	$(.01)	$(.02)	$(.01)

Basic and diluted, weighted average shares outstanding	1,000,000	1, 000, 000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements

Inner Systems, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Six Months ended June 30,		Cumulative from Inception (August 9, 2000) to June 30,
	2011	2010	2011

Cash flows relating to operating activities
Net loss	$(16,418)	$(14,392)	$(334,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of reorganization value	—	—	10,000
Change in operating liabilities:
Increase in accrued expenses	16,418	8,736	101,555
Change in prepaid expenses	-		(1,000)

Net cash used in operating activities	-	(5,656)	(223,499)

Cash flows relating to financing activities
Proceeds from notes payable	-	5,624	223,902

Net cash provided by financing activities	-	5,624	223,902

Increase (decrease) in cash	-	(32)	-
Cash, beginning of period	403	3,074	—

Cash, end of period	$403	$3,042	$403

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

INNER SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1-  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Intelligent Buying Inc. Annual Report on Form 10-K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of June 30, 2011 and the three and six months ended June 30, 2011 and 2010 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, the accompanying financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2011.

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

The Company is dependent on advances from investors and lenders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations.  Through June 30, 2011, the Company has raised $223,902 from debt financing (Note 8). During the quarter ended June 30, 2011, the Company received no additional advances. Additional funds will be necessary to continue operations. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that it will be successful in doing so.

NOTE 3 - GOING CONCERN

The accompanying financial statements contemplate continuation of the Company as a going concern. The Company is considered a development stage company, has not begun generating revenue, and has experienced recurring net operating losses. The Company had a net loss of $8,163 and $32,581 for the period ended June 30, 2011 and the year ended December 31, 2010, respectively, and a working capital deficiency of $324,054 at June 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Liquidity and Capital Resources

In the quarter ended June 30, 2011, we financed operations through the accrual of accounts payable.  Historically, we have financed operations through the sale of Senior Convertible Promissory Notes (the “Notes”). For the quarter ended June 30, 2011, we did not receive anything from the sale of Notes.  As of June 30, 2011, there was $223,902 of Notes outstanding. The Notes carry interest at 6% and are due at the earliest of December 31, 2011 or a change of control transaction.

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

Three Months Ended June 30, 2011 Compared to June 30, 2010

The following table summarizes the results of our operations during the three months ended June 30, 2011 and 2010, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

Line Item	6/30//11 (unaudited)	6/30/10 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	4,789	1,889	2,900	153.5%
Net loss	8,163	5,142	3,021	58.8%
Loss per share of common stock	$(0.01)	$(0.01)	-	-

We recorded a net loss of $8,163 for the three months ended June 30, 2011 as compared with a net loss of $5,142 for the three months ended June 30, 2010. The decrease in net loss was primarily attributable to a decrease in general and administrative expenses.

Six Months Ended June 30, 2011 Compared to June 30, 2010

The following table summarizes the results of our operations during the six months ended June 30, 2011 and 2010, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 6-month period to the prior 6-month period:

Line Item	6/30//11 (unaudited)	6/30/10 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	9,707	7,929	1,778	22.4%
Net loss	16,418	14,392	2,026	14.1%
Loss per share of common stock	$(0.02)	$(0.01)	0.01	-

We recorded a net loss of $16,418 for the six months ended June 30, 2011 as compared with a net loss of $14,392 for the six months ended June 30, 2010. The decrease in net loss was primarily attributable to a decrease in general and administrative expenses.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined   under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required  to  be disclosed by us in the reports that we file or submit under the Exchange Act is  accumulated and communicated to our management, including our principal executive officer and principal  financial  officer,  or  persons performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INNER SYSTEMS, INC.

Date: August 15, 2011	By:	/s/ John M. Sharpe, Jr.
John M. Sharpe, Jr.
President

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.