Form 10-K
period 2011-12-31
INNER SYSTEMS INC
filed 2012-04-12
CIK 1271551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2011

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
☒ Yes ☐No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011)—No sale or bid data was available as of that date.

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (April 11, 2012):  1,000,000

Documents incorporated by reference: None.

TABLE OF CONTENTS

	PART I.
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	7
ITEM 1B.	UNRESOLVED STAFF COMMENTS	7
ITEM 2.	PROPERTIES	7
ITEM 3.	LEGAL PROCEEDINGS	7
ITEM 4.	[REMOVED AND RESERVED]	8

	PART II.
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	8
ITEM 6.	SELECTED FINANCIAL DATA	9
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	9
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	11
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

	PART III.
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

	PART IV.
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

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

As of December 31, 2011, the Company had no employees.

ITEM 1A.	RISK FACTORS

Not required as the Company is a “smaller reporting company”.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

As of December 31, 2011, the Company did not own or lease any properties.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2011, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4.	[REMOVED AND RESERVED]

PART II.

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

On May 10, 2005, our common stock was approved for trading on the OTC Bulletin Board under the trading symbol “ISYM.” In June 2007, it came to the attention of management that the shares trading under the symbol “ISYM” were the shares of common stock held by the pre-petition shareholders of the Company (the “Old Shares”). As previously disclosed in our public filings, these 3,198,948 shares of common stock, comprising the Old Shares issued to the pre-petition shareholders, were cancelled when the Company emerged from bankruptcy on August 9, 2000. Effective August 9, 2000, these Old Shares had no value and should not have been trading. In June 2007, we advised The Depository Trust & Clearing Corporation and the CUSIP Service Bureau that these Old Shares were cancelled and should not be trading. We obtained a new CUSIP number, or identification number, for the 1,000,000 shares issued to the holders of various claims pursuant to our Plan of Reorganization and the Order of the Bankruptcy Court approving the Plan of Reorganization (the “New Shares”) and we have obtained the trading symbol “ISYE” for the New Shares. To date, there has been no trading market in the New Shares and there is no guarantee that any efficient trading market in the New Shares will ever develop in the future or if developed will be sustained. A shareholder in all likelihood, therefore, will not be able to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Notes Payable

At December 31, 2011, the Company had loans and notes outstanding from an investor in the aggregate amount of $223,902, which represents amounts loaned to the Company to pay the Company’s expenses of operation. We have financed our operations through loans from investors. The loans are evidenced by Senior Convertible Promissory Notes in the aggregate amount of $223,902. The loans are convertible into shares of common stock at various rates ranging from $0.005 to $0.40 per share. These securities were offered and sold pursuant to the private offering exemption provided under Section 4(2) of the Securities Act.

Status of Outstanding Common Stock

As of December 31, 2011, we had a total of 1,000,000 shares of our common stock outstanding. Of these shares, 735,000 are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 1,000,000 shares of our common stock to approximately 113 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended

	12/31/11	12/31/10

Revenues	$—	$—
Net loss	$31,319	$32,581
Net loss per share	$0.03	$0.03
Weighted average no. shares	1,000,000	1,000,000
Stockholders’ deficit	$338,955	$307,635
Total assets	$1,403	$1,403
Total liabilities	$340,358	$309,038

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

LIQUIDITY AND CAPITAL RESOURCES

In the year ended December 31, 2011, we financed operations primarily through the accrual of accounts and interest payable. Previously, we have financed our operations through the sale of Senior Convertible Promissory Notes. As of December 31, 2011, there was $223,902 of Notes outstanding. The Notes carry interest at 6% and are due at the earliest of December 31, 2011 or a change of control transaction.. There is no assurance that we will be able to continue generating funds from loans by investors. We are seeking to acquire business entities that will generate cash from operations.

For the fiscal year ending December 31, 2012, we anticipate incurring a loss as a result of continued expenses associated with compliance with the reporting requirements of the Exchange Act, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

PLAN OF OPERATIONS AND NEED FOR ADDITIONAL FINANCING

During the fiscal year ending December 31, 2012, we plan to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. We also plan to file all required periodic reports and to maintain our status as a fully-reporting company under the Exchange Act. In order to proceed with its plans for the next year, it is anticipated that we will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Exchange Act as well as any costs we may incur in seeking business opportunities.

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

Twelve Months Ended December 31, 2011 Compared to December 31, 2010

The following table summarizes the results of our operations during the fiscal years ended December 31, 2011 and 2010, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/11 (audited)	12/31/10 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	17,785	19,394	(1,609)	(8.3%)
Net loss	31,319	32,581	(1,262)	(3.9%)
Loss per share of common stock	$(0.03)	$(0.03)	-	-

We recorded a net loss of $31,319 for the fiscal year ended December 31, 2011 as compared with a net loss of $32,581 for the fiscal year ended December 31, 2010. The increase in net loss was primarily attributable to an increase in general and administrative expenses.

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

Set forth below are the audited financial statements for the Company as of and for the fiscal years ended December 31, 2011 and 2010 and the period from inception (August 9, 2000) through December 31, 2011, and the reports thereon of Paritz & Co. P.A.

INNER SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Inner Systems, Inc.

We have audited the accompanying balance sheets of Inner Systems, Inc. (a development stage company) (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended and for the period August 9, 2000 (inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inner Systems, Inc. (a development stage company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period August 9, 2000 (inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ PARITZ & CO, P.A.

Hackensack, NJ

April 10, 2012

Inner Systems, Inc.

(A Development Stage Company)

Balance Sheets

	December 31, 2011	December 31, 2010

ASSETS

Current assets
Cash	$403	$403
Prepaid expense	1,000	1,000
Total current assets	1,403	1,403

TOTAL ASSETS	$1,403	$1,403

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	$116,456	$85,136
Notes payable	223,902	223,902

Total liabilities	340,358	309,038

Stockholders’ deficit
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	—	—
Common stock, par value $0.001, 20,000,000 shares authorized, 1,000,000 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	1,000	1,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(348,955)	(317,635)

Total stockholders’ deficit	(338,955)	(307,635)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,403	$1,403

The accompanying notes are an integral part of these financial statements

Inner Systems, Inc.

(A Development Stage Company)

Statements of Operations

			Cumulative from Inception (August 9, 2000) to December 31,
	2011	2010	2011

Revenue	$—	$—	$—

Expenses:
General and administrative	17,785	19,394	266,241

Total operating expenses	17,785	19,394	266,241

Other expenses
Interest expense	13,534	13,187	72,714
Impairment of reorganization value	—	—	10,000

Net loss	$(31,319)	$(32,581))	$(348,955)

Net loss per common share	$(0.03)	$(0.03))

Weighted average number of common shares	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements

Inner Systems, Inc.

(A Development Stage Company)

Statement of Stockholders’ Deficit

	Pref. Shares	Pref. Amount	Common Shares	Comm. Shares Amount	Add. Paid-In Capital	Deficit Accum. During Develop. Stage	Total

Balance – August 9, 2000 (Date of Inception)	—	$—	1,000,000	$1,000	$9,000	$—	$10,000
Net loss	—	—	—	—	—	(10,000)	(10,000)

Balance at December 31, 2001	—	—	1,000,000	1,000	9,000	(10,000)	—
Net loss	—	—	—	—	—	(10,000)	—

Balance – December 31, 2002	—	—	1,000,000	1,000	9,000	(10,000)	—
Net loss	—	—	—	—	—	(27,588)	(27,588)

Balance – December 31, 2003	—	—	1,000,000	1,000	9,000	(37,588)	(27,588)
Net loss	—	—	—	—	—	(43,979)	(43,979)

Balance – December 31, 2004	—	—	1,000,000	1,000	9,000	(81,567)	(71,567)
Net loss	—	—	—	—	—	(39,458)	(39,458)

Balance – December 31, 2005	—	—	1,000,000	1,000	9,000	(121,025)	(111,025)
Net loss	—	—	—	—	—	(34,968)	(34,968)

Balance – December 31, 2006	—	—	1,000,000	1,000	9,000	(155,993)	(145,993)
Net loss	—	—	—	—	—	(51,971)	(51,971)

Balance – December 31, 2007	—	—	1,000,000	1,000	9,000	(207,964)	(197,964)
Net loss	—	—	—	—	—	(46,581)	(46,581)

Balance – December 21, 2008	—	—	1,000,000	1,000	9,000	(254,545)	(244,545)
Net loss	---	---	---	---	---	(30,510)	(30,510)

Balance- December 31, 2009	---	---	1,000,000	1,000	9,000	(285,055)	(275,055)
Net loss	---	---	---	---	---	(32,581)	(32,581)

Balance – December 31, 2010	--	--	1,000,000	1,000	9,000	(317,636)	(307,636)
Net loss	--	--	--	--	--	(31,319)	(31,319)

Balance – December 31, 2011	—	$—	1,000,000	$1,000	$9,000	$(348,955)	$(338,955)

The accompanying notes are an integral part of these financial statements

Inner Systems, Inc.

(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31,		Cumulative from Inception (August 9, 2000) to December 31,
	2011	2010	2011

Cash flows relating to operating activities
Net loss	$(31,319)	$(32,581)	$(348,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of reorganization value	—	—	10,000
Change in operating liabilities:
Increase in accrued expenses	31,319	24,678	116,456
Change in prepaid expenses	--	(1,000	(1,000)

Net cash used in operating activities	--	(8,903)	(223,499)

Cash flows relating to financing activities
Proceeds from notes payable	--	6,232	223,902

Net cash provided by financing activities	--	6,232	223,902

Increase (Decrease in cash)	--	(2,671	403
Cash, beginning of period	403	3,074	--

Cash, end of period	$403	$403	$403

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

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

The Company has not commenced principal operations as of December 31, 2011 and there is no assurance that the Company will have the ability to carry out its business plan without raising sufficient debt or equity financing. Through December 31, 2011, the Company has raised $223,902 from debt financing (Note 4). During 2011, the Company received no additional advances. Additional funds will be necessary to continue operations. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that they will be successful.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company is considered a development stage company, has not begun generating revenue, and has experienced recurring net operating losses. The Company had a net loss of $31,319 and $32,581 for the years ended December 31, 2011 and 2010, respectively, and a working capital deficiency of $338,955 and $306,635 at December 31, 2011 and 2010, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

B. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2011.

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

During the years ended December 31, 2011 and 2010, there were no stock options granted or outstanding.

INNER SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CON’T)

H. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through March 15, 2012, the date the financial statements were issued, and no additional items were noted that need to be disclosed.

I. FAIR VALUE MEASUREMENTS

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which  defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, payables to related parties, and accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

J. RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

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

NOTE 4 - NOTES PAYABLE

The Company financed operations through loans from various investors. Originally, these loans were evidenced by Demand Promissory Notes bearing interest at the rate of 6% per annum, although it was the intention of management of the Company and the investors to exchange these notes for convertible promissory notes which would be convertible into shares of the Company’s common stock. On January 14, 2005, management finalized the specific terms of their agreement and form of documents and exchanged the original Demand Promissory Notes for Senior Convertible Promissory Notes (the “Notes”). The Notes, which represent $223,902 in the aggregate as of December 31, 2011, continue to bear interest at the rate of 6% per annum. The Notes were due at the earlier of December 31, 2007, or a Change of Control Transaction (as defined below); however, the Notes were extended to the earlier of December 31, 2012 or a Change of Control Transaction. Additionally, the Notes are only convertible when the Company consummates a Change of Control Transaction. A Change in Control Transaction shall mean (i) a sale of all or substantially all of the Company’s assets, (ii) a transaction (or series of transactions, including merger, consolidation or other reorganization of the Company, or issuance of additional shares of capital stock of the Company other than in connection with capital raising transactions) which results in the holders of the Company’s capital stock prior to the transaction owning less than 50% of the voting power, on a fully diluted, as-converted basis for all outstanding classes thereof, of the Company’s capital stock after the transaction or (iii) a liquidation, dissolution or winding up of the Company. The Notes are convertible at various rates ranging from $.005 to $.40 per share. Since the conversion feature in the Notes is contingent on a future event outside the control of the investors, the contingent beneficial conversion feature, valued at approximately $98,944, will not be recognized until the contingency is resolved. The holders of the Notes were also granted Registration Rights with respect to the shares of common stock issuable upon conversion of the Notes, if they are converted. These rights are evidenced by a Registration Rights Agreement between the Company and the holders of the Notes; such registration rights do not become effective until a Change in Control Transaction occurs.

INNER SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE (CON’T)

In 2011, the Company received no additional advances. Since December 31, 2011, the Company has not received any additional advances from investors.

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

The Company adopted Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainly in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. FIN 48 is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There were no unrecognized tax benefits as of December 31, 2011 or December 31, 2010.

The Company has identified its federal tax return and its state tax return in New York as “major” tax jurisdictions, as defined in FIN 48. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for tax years ended 2004 through 2008, the only periods subject to examination. The Company believes that its income tax positions and deductions will be sustained upon audit and does not anticipate any adjustments that will result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company has elected to classify interest and penalties incurred on income taxes, if any, as income tax expense. No interest or penalties on income taxes have been recorded during the year ended December 31, 2011. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of FIN 48 did not have a material effect on our financial positions, results or operations or cash flows.

INNER SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES (CON’T)

At December 31, 2011, the Company had net operating loss carry forwards of approximately $348,955 which expire through 2031. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited. Due to the fact that the Company has not generated any taxable income through December 31, 2011, it was determined that it was more likely than not that the Company’s deferred tax asset will not be realized. As such, the deferred tax asset of approximately $134,951 and $122,839 at December 31, 2011 and 2010, respectively, has been offset by a valuation allowances of $134,951 and $122,839, respectively.

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

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedure include, without limitations, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by the Company’s President, Secretary, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s sole officer concluded that the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that the information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2011.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management's report in this annual report.

Management’s Remediation Initiatives

Given the financial resources available to the Company, the Company is not in a position to institute any realistic remediation of the identified material weaknesses and other deficiencies and enhance our internal controls. As such time as the Company commences operations and has the financial resources to address and eliminate the identified weaknesses, we intend to create take action to do so. Unfortunately, until the Company has such financial resources, the identified weaknesses will continue to exist.

Changes in Internal Control over Financial Reporting. During the last quarter of the Company's fiscal year ended December 31, 2011, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name of our sole director and executive officer, his age, all positions and offices that he held with us, the period during which he has served as such, and his business experience during at least the last five years.

Name	Age	Positions Held

John M. Sharpe, Jr.	59	CEO, CFO President, Treasurer and Secretary since 2000

John M. Sharpe, 59, has been the President, Treasurer and Secretary of the Company since 2000. In addition, Mr. Sharpe is currently Chief Financial Officer of The Landtek Group, Inc. and has been since 2000. From 1997 through 2000, Mr. Sharpe was also a Director of Finance for the Company during the pendency of its reorganization pursuant to Chapter 11 of the Bankruptcy Code and the United States Bankruptcy Court for the Eastern District of New York. Prior to that, from 1994 to 1997, Mr. Sharpe was the Chief Financial Officer of Executive Plan Design, a privately held full service brokerage firm.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the fiscal year ended December 31, 2011, all reports required to be filed were filed on a timely basis.

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2011 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)

John M. Sharpe, Jr. 1895 Byrd Drive East Meadow, NY 11554	762,291	76.23%

Pryor & Mandelup LLP 675 Old Country Road Westbury, NY 11590	65,000	6.50%

Officers and directors as a group (one person)	762,291	76.23%

( (1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2011. All percentages for common stock are calculated based upon a total of 1,000,000 shares outstanding as of December 31, 2011, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2011.

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

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., P.A. for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2011 and review of our interim financial statements for the first, second and third quarters of 2012 is estimated at $4,500. Paritz & Co., P.A. billed $4,500 in fees for the audit of our annual financial statements for fiscal year ended December 31, 2010 and review of our interim financial statements for the first, second and third quarters of 2011.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ender December 31, 2011 or 2010.

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

The board approved all fees described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Paritz & Co., P.A., Independent Registered Certified Public Accounting Firm, with respect to the Company’s financial statements for the periods ended December 31, 2011 and December 31, 2010

•	Balance Sheets as of December 31, 2011 and 2010 (audited)

•	Statements of Operations for the years ended December 31, 2011 and 2010 and the period from inception (August 9, 2000) to December 31, 2011 (audited)

•	Statements of Stockholders’ Deficit from inception (August 9, 2000) to December 31, 2011 (audited)

•	Statements of Cash Flows for the years ended December 31, 2011 and 2010 and the period from inception (August 9, 2000) to December 31, 2011 (audited)

•	Notes to Financial Statements

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

Inner Systems, Inc.

(Registrant)

By	/s/ John M. Sharpe Jr.

John M. Sharpe, Jr.

President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date	April 11, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ John M. Sharpe Jr.

John M. Sharpe, Jr.

President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Sole Director

Date	April 11, 2012

