Form 10-Q
period 2012-03-31
INNER SYSTEMS INC
filed 2012-05-15
CIK 1271551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2012

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

Common Stock $.001 par value

There were 1,000,000 shares of common stock outstanding as of May 7, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Inner Systems, Inc.

(A Development Stage Company)

Balance Sheets

	March 31, 2012 (unaudited)	December 31, 2011 (audited)

ASSETS

Current assets
Cash	$403	$403
Prepaid expenses	1000	1,000

Total current assets	1,403	1,403

TOTAL ASSETS	$1,403	$1,403

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	$122,186	$116,456
Notes payable	228,540	223,902

Total liabilities	350,726	340,358

Stockholders’ deficit
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Common stock, par value $0.001, 20,000,000 shares authorized, 1,000,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,000	1,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(359,323)	(348,955)

Total stockholders’ deficit	(349,323)	(338,955)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,403	$1,403

The accompanying notes are an integral part of these financial statements

INNER SYSTEMS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended March 31		Cumulative from August 9, 2000 (Inception) to March 31,
	2012	2011	2012
NET SALES	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	7,019	4,918	266,241
INTEREST EXPENSE	3,349	3,337	76,063
IMPAIRMENT OF REORGANIZATION VALUE	-	-	10,000

NET LOSS	$(10,368)	$(8,255)	$359,323)

PER SHARE INFORMATION
Basic and diluted, net loss per share	$(.01)	$(.01)

Basic and diluted, weighted average shares outstanding	1,000,000	1, 000, 000

The accompanying notes are an integral part of these financial statements

Inner Systems, Inc.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

	Three Months ended March 31,		Cumulative from Inception (August 9, 2000) to March 31,
	2012	2011	2012

Cash flows relating to operating activities
Net loss	$(10,368)	$(8,255)	$(359,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of reorganization value	—	—	10,000
Change in operating liabilities:
Increase in accrued expenses	5,730	8,255	122,186
Change in prepaid expenses	-	-	(1,000)

Net cash used in operating activities	(4,638)	-	(228,137)

Cash flows relating to financing activities
Proceeds from notes payable	4,638	-	228,540

Net cash provided by financing activities	4,638	-	228,540

Increase (decrease) in cash	-	-	403
Cash, beginning of period	403	403	—

Cash, end of period	$403	$403	$403

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

INNER SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1-  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Inner Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of March 31, 2012 and the three months ended March 31, 2012 and 2011 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, the accompanying financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2012.

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

The Company is dependent on advances from investors and lenders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations. Through March 31, 2012, the Company has raised $228,540 from debt financing (Note 8). During the quarter ended March 31, 2012, the Company received additional advances of $4,638. Additional funds will be necessary to continue operations. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that it will be successful in doing so.

NOTE 3 - GOING CONCERN

The accompanying financial statements contemplate continuation of the Company as a going concern. The Company is considered a development stage company, has not begun generating revenue, and has experienced recurring net operating losses. The Company had a net loss of $10,368 and $31,319 for the period ended March 31, 2012 and the year ended December 31, 2011, respectively, and a working capital deficiency of $349,323 at March 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Liquidity and Capital Resources

In the quarter ended March 31, 2012, we financed operations through the accrual of accounts payable and loans from shareholders. Historically, we have financed operations through the sale of Senior Convertible Promissory Notes (the “Notes”). For the quarter ended March 31, 2012, we received $4,638 from the sale of Notes. As of March 31, 2012, there was $228,540 of Notes outstanding. The Notes carry interest at 6% and are due at the earliest of December 31, 2012 or a change of control transaction.

We currently rely on loan proceeds or proceeds from the sale of our securities to fund our operations. There is no assurance that we will be able to continue generating funds from loans by investors. We are seeking to acquire business entities that will generate cash from operations.

For the remainder of the fiscal year ending December 31, 2012, we anticipate incurring a loss as a result of continued expenses associated with compliance with the reporting requirements of the Exchange Act, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Plan of Operations and Need for Additional Financing

During the remainder of the fiscal year ending December 31, 2012, we plan to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. We also plan to file all required periodic reports and to maintain our status as a fully-reporting company under the Exchange Act. In order to proceed with its plans for the next year, it is anticipated that we will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Exchange Act as well as any costs we may incur in seeking business opportunities.

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

Three Months Ended March 31, 2012 Compared to March 31, 2011

The following table summarizes the results of our operations during the three months ended March 31, 2012 and 2011, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

Line Item	3/31//12 (unaudited)	3/31/2011 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	7,019	4,918	2,101	42.7%
Net loss	10,368	8,255	2,113	(25.6%)
Loss per share of common stock	$(0.01)	$(0.01)	-	-

We recorded a net loss of $10,368 for the three months ended March 31, 2012 as compared with a net loss of $8,255 for the three months ended March 31, 2011. The increase in net loss was primarily attributable to an increase in general and administrative expenses.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Securities Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INNER SYSTEMS, INC.

Date: May 14, 2012	By:	/s/ John M. Sharpe, Jr.
John M. Sharpe, Jr.
President

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

