Form 10-Q
period 2012-06-30
INNER SYSTEMS INC
filed 2012-08-14
CIK 1271551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2012

Commission File Number: 0-50490

INNER SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

New York	11-3447096
(State of organization)	(I.R.S. Employer Identification No.)

1895 Byrd Drive
East Meadow, NY 11554
(Address of principal executive offices)

(516) 794-2179
Registrant’s telephone number, including area code

n/a
Former address if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There were 1,000,000 shares of common stock outstanding as of August 14, 2012.

TABLE OF CONTENTS

_________________

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Inner Systems, Inc.

(A Development Stage Company)

Balance Sheets

	June 30, 2012 (unaudited)	December 31, 2011 (audited)

ASSETS

Current assets
Cash	$403	$403
Prepaid expenses	1000	1,000

Total current assets	1,403	1,403

TOTAL ASSETS	$1,403	$1,403

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	$98,787	$116,456
Notes payable	259,974	223,902

Total liabilities	358,911	340,358

Stockholders’ deficit
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Common stock, par value $0.001, 20,000,000 shares authorized, 1,000,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,000	1,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(367,313)	(348,955)

Total stockholders’ deficit	(357,313)	(338,955)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,403	$1,403

The accompanying notes are an integral part of these financial statements

INNER SYSTEMS, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended June 30		Six Months ended September 30,		Cumulative from August 9, 2000 (Inception) to June 30,
	2012	2011	2012	2011	2012
NET SALES	$-	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	4,571	4,789	11,590	9,707	277,831
INTEREST EXPENSE	3,419	3,374	6,768	6,711	79,482
IMPAIRMENT OF REORGANIZATION VALUE	-	-	-	-	10,000

NET LOSS	$(7,990)	$(8,163)	$(18,358)	$(16,418)	$(367,313)

PER SHARE INFORMATION
Basic and diluted, net loss per share	$(.01)	$(.01)	$(.02)	$(.02)

Basic and diluted, weighted average shares outstanding	1,000,000	1, 000, 000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements

.

Inner Systems, Inc.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

	Six Months ended June 30,		Cumulative from Inception (August 9, 2000) to June 30,
	2012	2011	2012

Cash flows relating to operating activities
Net loss	$(18,358)	$(16,418)	$(367,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of reorganization value	—	—	10,000
Change in operating liabilities:
Increase (decrease) in accrued expenses	(17,714)	18,418	98,742
Change in prepaid expenses	-	-	(1,000)

Net cash used in operating activities	(36,072)	-	(259,571)

Cash flows relating to financing activities
Proceeds from notes payable	36,072	-	259,974

Net cash provided by financing activities	36,072	-	259,974

Increase (decrease) in cash	-	-	403
Cash, beginning of period	403	403	—

Cash, end of period	$403	$403	$403

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

INNER SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1-  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Inner Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of June 30, 2012 and the three and six months ended June 30, 2012 and 2011 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, the accompanying financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full fiscal year ending December 31, 2012.

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

The Company is dependent on advances from investors and lenders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations. Through June 30, 2012, the Company has raised $259,974 from debt financing. During the quarter ended June 30, 2012, the Company received additional advances of $31,434. Additional funds will be necessary to continue operations. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that it will be successful in doing so.

NOTE 3 - GOING CONCERN

The accompanying financial statements contemplate continuation of the Company as a going concern. The Company is considered a development stage company, has not begun generating revenue, and has experienced recurring net operating losses. The Company had a net loss of $7,990 and $31,319 for the period ended June 30, 2012 and the year ended December 31, 2011, respectively, and a working capital deficiency of $357,313 at June 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

NOTE 4 – NOTES PAYABLE

The Company financed operations through loans from various investors (the “Notes”). The Notes, which represent $259,974 in the aggregate at June 30, 2012, bear interest at the rate of 6% per annum and are generally due at the earlier of December 31, 2012, or a Change of Control Transaction (as defined in the Notes). Additionally, the Notes are only convertible when the Company consummates a Change of Control Transaction. The Notes are convertible at various rates ranging from $.005 to $.40 per share. Since the conversion feature in the Notes is contingent on a future event outside the control of the investors, the value of the contingent beneficial conversion feature will not be recognized until the contingency is resolved. At June 30, 2012, interest of $79,050 has been accrued. In the quarter ended June 30, 2012, the Company received an additional advance of $31,414. The Company expects that this advance will be converted into notes on the same terms as the existing notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PLSRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding Vycor Medical, Inc. (the “Company” or “Vycor,” also referred to as “us”, “we” or “our”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as in this Form 10-Q generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise. We intend that all forward-looking statements be subject to the safe harbor provisions of the PSLRA.

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

Liquidity and Capital Resources

In the quarter ended June 30, 2012, we financed operations through the accrual of accounts payable and loans from shareholders. Historically, we have financed operations through the sale of Senior Convertible Promissory Notes (the “Notes”). For the quarter ended June 30, 2012, we received $31,434 from the sale of Notes. As of June 30, 2012, there was $259,974 of Notes outstanding. The Notes carry interest at 6% and are due at the earliest of December 31, 2012 or a change of control transaction.

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

Three Months Ended June 30, 2012 Compared to June 30, 2011

The following table summarizes the results of our operations during the three months ended June 30, 2012 and 2011, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

Line Item	6/30/12 (unaudited)	6/30/2011 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	4,571	4,789	(218)	(4.6)%
Net loss	7,990	8,163	(173)	(2.1)%
Loss per share of common stock	$(0.01)	$(0.01)	-	-

We recorded a net loss of $7,990 for the three months ended June 30, 2012 as compared with a net loss of $8,163 for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to June 30, 2011

The following table summarizes the results of our operations during the six months ended June 30, 2012 and 2011, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 6-month period to the prior 6-month period:

Line Item	6/30/12 (unaudited)	6/30/2011 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	11,590	9,707	1,883	19.4%
Net loss	18,358	16,418	1,940	11.8%
Loss per share of common stock	$(0.02)	$(0.02)	-	-

We recorded a net loss of $18,358 for the six months ended June 30, 2012 as compared with a net loss of $16,418 for the six months ended June 30, 2011.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

INNER SYSTEMS, INC.

Date: August 13, 2012	By:	/s/ John M. Sharpe, Jr.
John M. Sharpe, Jr.
President

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

