Form 10-Q
period 2012-09-30
INNER SYSTEMS INC
filed 2012-11-19
CIK 1271551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2012

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

Common Stock $.001 par value

There were 1,000,000 shares of common stock outstanding as of November 12, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Inner Systems, Inc.

(A Development Stage Company)

Balance Sheets

	September 30, 2012 (unaudited)	December 31, 2011 (audited)

ASSETS

Current assets
Cash	$403	$403
Prepaid expenses	1000	1,000

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$1,403	$1,403

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	$104,022	$116,456
Notes payable	261,474	223,902

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	365,496	340,358

Stockholders’ deficit
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Common stock, par value $0.001, 20,000,000 shares authorized, 1,000,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,000	1,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(374,093)	(348,955)

Total stockholders’ deficit	(364,093)	(338,955)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,403	$1,403

The accompanying notes are an integral part of these financial statements

INNER SYSTEMS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended September 30		Nine Months ended September 30,		Cumulative from August 9, 2000 (Inception) to September 30,
	2012	2011	2012	2011	2012
NET SALES	$-	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	3,324	4,039	14,914	13,746	281,155
INTEREST EXPENSE	3,456	3,411	10,224	10,1221	82,938
IMPAIRMENT OF REORGANIZATION VALUE	-	-	-	-	10,000

NET LOSS	$(6,780)	$(7,450)	$(25,138)	$(23,868)	$(374,093)

PER SHARE INFORMATION
Basic and diluted, net loss per share	$(.01)	$(.01)	$(.03)	$(.02)

Basic and diluted, weighted average shares outstanding	1,000,000	1, 000, 000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements

Inner Systems, Inc.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

	Nine Months ended September 30,		Cumulative from Inception (August 9, 2000) to September 30,
	2012	2011	2012

Cash flows relating to operating activities
Net loss	$(25,138)	$(23,868)	$(374,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of reorganization value	—	—	10,000
Change in operating liabilities:
Increase (decrease) in accrued expenses	(12,434)	23,868	104,022
Change in prepaid expenses	-	-	(1,000)

Net cash used in operating activities	(37,572)	-	(261,071)

Cash flows relating to financing activities
Proceeds from notes payable	37,572	-	261,474

Net cash provided by financing activities	37,572	-	261,474

Increase (decrease) in cash	-	-	403
Cash, beginning of period	403	403	—

Cash, end of period	$403	$403	$403

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

INNER SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1-  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Form 10-K for the year ended December 31, 2011

NOTE 2 - FORMATION, NATURE OF BUSINESS

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

The Company is dependent on advances from investors and lenders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations. Through September 30, 2012, the Company has raised $261,474 from debt financing. During the quarter ended September 30, 2012, the Company received additional advances of $1,500.00. Additional funds will be necessary to continue operations. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that it will be successful in doing so.

NOTE 3 - GOING CONCERN

The accompanying financial statements contemplate continuation of the Company as a going concern. The Company is considered a development stage company, has not begun generating revenue, and has experienced recurring net operating losses. The Company had a net loss of $6,780 and $31,319 for the period ended September 30, 2012 and the year ended December 31, 2011, respectively, and a working capital deficiency of $364,093 at September 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

NOTE 4 – NOTES PAYABLE

The Company financed operations through loans from various investors (the “Notes”). The Notes, which represent $261,474 in the aggregate at September 30, 2012, bear interest at the rate of 6% per annum and are generally due at the earlier of December 31, 2012, or a Change of Control Transaction (as defined in the Notes). Additionally, the Notes are only convertible when the Company consummates a Change of Control Transaction. The Notes are convertible at various rates ranging from $.005 to $.40 per share. Since the conversion feature in the Notes is contingent on a future event outside the control of the investors, the value of the contingent beneficial conversion feature will not be recognized until the contingency is resolved. At September 30, 2012, interest of $82,506 has been accrued. In the quarter ended September 30, 2012, the Company received an additional advance of $1,500.00. The Company expects that this advance will be converted into notes on the same terms as the existing notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This Interim Report on Form 10-Q contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PLSRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding Inner Systems, Inc. (the “Company” or “Inner Systems,” also referred to as “us”, “we” or “our”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business,” as well as in this Form 10-Q generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

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

Liquidity and Capital Resources

In the quarter ended September 30, 2012, we financed operations through the accrual of accounts payable and loans from shareholders. Historically, we have financed operations through the sale of Senior Convertible Promissory Notes (the “Notes”). For the quarter ended September 30, 2012, we received $1,500.00 from the sale of Notes. As of September 30, 2012, there was $261,474 of Notes outstanding. The Notes carry interest at 6% and are due at the earliest of December 31, 2012 or a change of control transaction.

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

Three Months Ended September 30, 2012 Compared to September 30, 2011

The following table summarizes the results of our operations during the three months ended September 30, 2012 and 2011, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

Line Item	9/30/12 (unaudited)	9/30/2011 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	3,324	4,039	(715)	(17.7)%
Interest expense	3,456	3,411	45	1.3%
Net loss	6,780	7,450	(670)	(9.0)%
Loss per share of common stock	$(0.01)	$(0.01)	-	-

We recorded a net loss of $6,780 for the three months ended September 30, 2012 as compared with a net loss of $7,450 for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to September 30, 2011

The following table summarizes the results of our operations during the nine months ended September 30, 2012 and 2011, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 9-month period to the prior 9-month period:

Line Item	9/30/12 (unaudited)	9/30/2011 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	14,914	13,746	1,168	8.5%
Interest expense	10,224	10,122	102	1.0%
Net loss	25,138	23,868	1,940	11.8%
Loss per share of common stock	$(0.03)	$(0.02)	1,270	5.3%

We recorded a net loss of $25,128 for the nine months ended September 30, 2012 as compared with a net loss of $23,868 for the nine months ended September 30, 2011.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

INNER SYSTEMS, INC.

Date: November 12, 2012	By:	/s/ John M. Sharpe, Jr.
John M. Sharpe, Jr.
President

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

