Form 10-Q/A
period 2011-06-30
INNER SYSTEMS INC
filed 2014-06-05
CIK 1271551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(First Amendment)

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

Explanatory Note

The purpose of this Amendment No. 1 to Inner Systems, Inc.’s Quarterly Report on Form 10-Q for the three months ending June 30, 2011 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on August 16, 2011, is to furnish Amended Exhibits 101 to the Form 10-Q in accordance with Rule 201(c) and Rule 405 of Regulation S-T. Exhibits 101 provide the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). This Amendment No. 1 to the Form 10-Q also updates the Exhibit Index to reflect the furnishing of Exhibits 101.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

Item 6. Exhibits.

Exhibit No.	Description	Filed Herewith

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS *	XBRL Instance Document	X
101 SCH *	XBRL Taxonomy Extension Schema Document	X
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document	X
101 LAB *	XBRL Extension Labels Linkbase Document	X
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document	X

*	Filed as an exhibit to the original Form 10-Q for the quarter ended June 30, 2011, filed August 16, 2011.
†	In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

INNER SYSTEMS, INC.

Date: June 5, 2014	By:	/s/ John M. Sharpe, Jr.

John M. Sharpe, Jr.
President