Form 10-K
period 2012-12-31
INNER SYSTEMS INC
filed 2014-06-05
CIK 1271551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the year ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                   Yes☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Note: All delinquent reports are being filed concurrently herewith.

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
☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2012)—No sale or bid data was available as of that date.

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (June 2, 2014):  1,000,000

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

On May 21, 1999, the Company filed a voluntary petition for reorganization pursuant to Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York. We continued to operate our business as a debtor-in-possession. However, on or about August 25, 1999, we sold our assets to Culinart, Inc. The Bankruptcy Court approved our plan of reorganization (the “Plan”) on August 9, 2000. The Plan stipulated payments of $395,000, the net proceeds from the sale of the assets, and the issuance of 1,000,000 shares to the holders of various claims. The interests of the pre-petition shareholders were extinguished and the 3,198,948 shares of common stock issued to the pre-petition shareholders were cancelled.

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

Employees

As of December 31, 2012, the Company had no employees.

ITEM 1A.	RISK FACTORS

Not required as the Company is a “smaller reporting company”.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

As of December 31, 2012, the Company did not own or lease any properties.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2012, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

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

Notes Payable

At December 31, 2012, the Company had Senior Convertible Promissory Notes (“Notes”) outstanding from investors in the aggregate amount of $262,994, which represents amounts loaned to the Company to pay the Company’s expenses of operation. We have financed our operations through loans from investors. The loans are evidenced by Notes in the aggregate amount of $262,994. The loans are convertible into shares of common stock at approximately $0.05 per share. These securities were offered and sold pursuant to the private offering exemption provided under Section 4(2) of the Securities Act.

Status of Outstanding Common Stock

As of December 31, 2012, we had a total of 1,000,000 shares of our common stock outstanding. Of these shares, 735,000 are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 1,000,000 shares of our common stock to approximately 113 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended
	12/31/12	12/31/11

Revenues	$—	$—
Net loss	$33,073	$31,319
Net loss per share	$0.03	$0.03
Weighted average no. shares	1,000,000	1,000,000
Stockholders’ deficit	$372,028	$338,955
Total assets	$403	$1,403
Total liabilities	$372,431	$340,358

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

LIQUIDITY AND CAPITAL RESOURCES

In the year ended December 31, 2012, we financed operations primarily through the sale of Notes and accrual of accounts and interest payable. As of December 31, 2012, there was $262,994 of Notes outstanding. The Notes carry interest at 6% and are due at the earliest of December 31, 2013 or a change of control transaction. There is no assurance that we will be able to continue generating funds from loans by investors. We are seeking to acquire business entities that will generate cash from operations.

For the year ending December 31, 2013, we anticipate incurring a loss as a result of continued expenses associated with compliance with the reporting requirements of the Exchange Act, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

PLAN OF OPERATIONS AND NEED FOR ADDITIONAL FINANCING

During the year ending December 31, 2013, we plan to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. We also plan to file all required periodic reports and to maintain our status as a fully-reporting company under the Exchange Act. In order to proceed with its plans for the next year, it is anticipated that we will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Exchange Act as well as any costs we may incur in seeking business opportunities.

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

Year Ended December 31, 2012 Compared to December 31, 2011

The following table summarizes the results of our operations during the years ended December 31, 2012 and 2011, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year to the year period:

Line Item	12/31/12 (audited)	12/31/11 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	18,938	17,785	1,153	6.5%
Net loss	33,073	31,319	1,754	5.6%
Loss per share of common stock	$(0.03)	$(0.03)	-	-

We recorded a net loss of $33,073 for the year ended December 31, 2012 as compared with a net loss of $31,319 for the year ended December 31, 2011. The increase in net loss was primarily attributable to an increase in general and administrative expenses, an increase in professional fees and interest expense.

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

Critical Accounting Policies

Development Stage Company

We are presented as a development stage company. Activities during the development stage include organizing the business and raising capital. We are a development stage company with no revenues and no profits. The Company has not commenced significant operations and, in accordance with Accounting Standards Codification ("ASC") Topic 915 "Development Stage Entities", is considered a development stage company.

Deferred Taxes and Valuation Allowances

The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be recoverable. The Company considers future operations, market conditions, forecasted earnings and future taxable income in determining the need for a valuation allowance. In the event the Company was to determine that it would not be able to recover any portion of the Company’s net deferred tax assets in the future, the unrecoverable portion of the deferred tax assets would be charged to earnings during the period in which such determination is made. Likewise, if the Company were to later determine that it is more likely than not that the net deferred tax assets would be recoverable, the previously recorded valuation allowance would be reversed.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company as of and for the years ended December 31, 2012 and 2011 and the period from inception (August 9, 2000) through December 31, 2012, and the reports thereon of Paritz & Company P.A.

INNER SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Inner Systems, Inc.

We have audited the accompanying balance sheets of Inner Systems, Inc. (a development stage company) (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended and for the period August 9, 2000 (inception) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inner Systems, Inc. (a development stage company) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the period August 9, 2000 (inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ PARITZ & CO, P.A.

Hackensack, NJ

June 3, 2014

Inner Systems, Inc.

(A Development Stage Company)

Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS

Current assets
Cash	$403	$403
Prepaid expense	-	1,000
Total current assets	403	1,403

TOTAL ASSETS	$403	$1,403

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	$22,588	$43,742
Accrued interest—related party	86,849	72,714
Notes payable—related party	262,994	223,902

Total liabilities	372,431	340,358

Stockholders’ deficit
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	—	—
Common stock, par value $0.001, 20,000,000 shares authorized, 1,000,000 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	1,000	1,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(382,028)	(348,955)

Total stockholders’ deficit	(372,028)	(338,955)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$403	$1,403

The accompanying notes are an integral part of these financial statements

Inner Systems, Inc.

(A Development Stage Company)

Statements of Operations

			Cumulative from Inception (August 9, 2000) to December 31,
	2012	2011	2012

Revenue	$—	$—	$—

Expenses:
General and administrative	18,938	17,785	285,179

Total operating expenses	18,938	17,785	285,179

Other expenses
Interest expense—related party	14,135	13,534	86,849
Impairment of reorganization value	—	—	10,000

Net loss	$(33,073)	$(31,319))	$(382,028)

Net loss per common share	$(0.03)	$(0.03))

Weighted average number of common shares	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements

Inner Systems, Inc.

(A Development Stage Company)

Statement of Stockholders’ Deficit

	Pref. Shares	Pref. Amount	Common Shares	Comm. Shares Amount	Add. Paid-In Capital	Deficit Accum. During Develop. Stage	Total

Balance – August 9, 2000 (Date of Inception)	—	$—	1,000,000	$1,000	$9,000	$—	$10,000
Net loss	—	—	—	—	—	(10,000)	(10,000)

Balance at December 31, 2001	—	—	1,000,000	1,000	9,000	(10,000)	—
Net loss	—	—	—	—	—	—	—

Balance – December 31, 2002	—	—	1,000,000	1,000	9,000	(10,000)	—
Net loss	—	—	—	—	—	(27,588)	(27,588)

Balance – December 31, 2003	—	—	1,000,000	1,000	9,000	(37,588)	(27,588)
Net loss	—	—	—	—	—	(43,979)	(43,979)

Balance – December 31, 2004	—	—	1,000,000	1,000	9,000	(81,567)	(71,567)
Net loss	—	—	—	—	—	(39,458)	(39,458)

Balance – December 31, 2005	—	—	1,000,000	1,000	9,000	(121,025)	(111,025)
Net loss	—	—	—	—	—	(34,968)	(34,968)

Balance – December 31, 2006	—	—	1,000,000	1,000	9,000	(155,993)	(145,993)
Net loss	—	—	—	—	—	(51,971)	(51,971)

Balance – December 31, 2007	—	—	1,000,000	1,000	9,000	(207,964)	(197,964)
Net loss	—	—	—	—	—	(46,581)	(46,581)

Balance – December 21, 2008	—	—	1,000,000	1,000	9,000	(254,545)	(244,545)
Net loss	—	—	—	—	—	(30,510)	(30,510)

Balance- December 31, 2009	—	—	1,000,000	1,000	9,000	(285,055)	(275,055)
Net loss	—	—	—	—	—	(32,581)	(32,581)

Balance – December 31, 2010	—	—	1,000,000	1,000	9,000	(317,636)	(307,636)
Net loss	—	—	—	—	—	(31,319)	(31,319)

Balance – December 31, 2011	—	—	1,000,000	1,000	9,000	(348,955)	(338,955)
Net loss	—	—	—	—	—	(33,073)	(33,073)

Balance – December 31, 2012	—	$—	1,000,000	$1,000	$9,000	$(382,028)	$(372,028)

The accompanying notes are an integral part of these financial statements

Inner Systems, Inc.

(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31,		Cumulative from Inception (August 9, 2000) to December 31,
	2012	2011	2012

Cash flows relating to operating activities
Net loss	$(33,073)	$(31,319)	$(382,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of reorganization value	—	—	10,000
Change in operating liabilities:
Increase in accrued expenses	(7,019)	31,319	109,437
Change in prepaid expenses	1,000	—	—

Net cash used in operating activities	(39,092)	—	(262,591))

Cash flows relating to financing activities
Proceeds from notes payable—related party	39,092	—	262,994

Net cash provided by financing activities	—	—	262,994

Increase in cash	—	—	403
Cash, beginning of year	403	403	—

Cash, end of year	$403	$403	$403

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$—	$—
Cash paid during the year for income taxes	$—	$—

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

The Company has not commenced principal operations as of December 31, 2012 and there is no assurance that the Company will have the ability to carry out its business plan without raising sufficient debt or equity financing. Through December 31, 2012, the Company has raised $262,994 from debt financing (Note 4). During 2012, the Company received additional advances of 39,092. Additional funds will be necessary to continue operations. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that they will be successful.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company is considered a development stage company, has not begun generating revenue, and has experienced recurring net operating losses. The Company had a net loss of $33,073 and $31,319 for the years ended December 31, 2012 and 2011, respectively, and a working capital deficiency of $372,028 and $338,955 at December 31, 2012 and 2011, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

B. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2012.

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

D. DEVELOPMENT STAGE

The Company is presented as a development stage company. Activities during the development stage include organizing the business and raising capital. The Company is a development stage company with no revenues and no profits. The Company has not commenced significant operations and, in accordance with Accounting Standards Codification ("ASC") Topic 915 "Development Stage Entities", is considered a development stage company.

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

F. INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

G. SHARE-BASED PAYMENT

The Company has adopted the relevant guidance, which addresses the accounting for share-based payment transactions. This guidance eliminates the ability to account for share-based compensation transactions and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value.

During the years ended December 31, 2012 and 2011, there were no stock options granted or outstanding.

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

Level 1 — quoted prices in active markets for identical assets or

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company’s financial liabilities are measured at fair value and include its notes payable.  These liabilities are subject to the measurement and disclosure requirements of ASC 820 and are considered to be Level 3 inputs.

I. RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 - NOTES PAYABLE—RELATED PARTY

The Company has financed operations through loans from various investors. These loans are evidenced by Senior Convertible Promissory Notes (the “Notes”), which represent $262,994 in the aggregate as of December 31, 2012, and bear interest at the rate of 6% per annum. The Notes were due at the earlier of December 31, 2007, or a Change of Control Transaction (as defined below); however, the Notes were extended to the earlier of December 31, 2013 or a Change of Control Transaction. Additionally, the Notes are only convertible when the Company consummates a Change of Control Transaction. A Change in Control Transaction shall mean (i) a sale of all or substantially all of the Company’s assets, (ii) a transaction (or series of transactions, including merger, consolidation or other reorganization of the Company, or issuance of additional shares of capital stock of the Company other than in connection with capital raising transactions) which results in the holders of the Company’s capital stock prior to the transaction owning less than 50% of the voting power, on a fully diluted, as-converted basis for all outstanding classes thereof, of the Company’s capital stock after the transaction or (iii) a liquidation, dissolution or winding up of the Company. The Notes are convertible at approximately $.05 per share. The holders of the Notes were also granted Registration Rights with respect to the shares of common stock issuable upon conversion of the Notes, if they are converted. These rights are evidenced by a Registration Rights Agreement between the Company and the holders of the Notes; such registration rights do not become effective until a Change in Control Transaction occurs.

INNER SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE—RELATED PARTY (CON’T)

In 2012, the Company received additional advances on account of the Notes of $39,092.

NOTE 5 - RELATED PARTY TRANSACTIONS

Through an oral agreement with the Company’s President, the Company is provided office space, phone usage, equipment rental and other office services. The Company has not been charged for these services as usage has been minimal. See also Note 4—Notes Payable—Related Party

NOTE 6 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the years ended December 31, 2012 and 2011 to the Company’s effective tax rate is as follows:

	Years Ended
	December 31, 2012	December 31, 2011
Statutory federal income tax rate	-34%	-34%
State income tax, net of federal benefits	-9%	-9%
Permanent differences	0%	0%
Valuation Allowance	43%	43%
Income tax provision (benefit)	0%	0%

The benefit for income tax is summarized as follows:

	Years Ended
	December 31, 2012	December 31, 2011
Federal
Current	$–	$–
Deferred	(11,200)	(10,600)
State
Current	(3,000)	(2,800)
Deferred	–	–
Change in valuation allowance	14,200	13,400
Income tax provision (benefit)	$–	$–

INNER SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2012 and 2011 are as follows:

	Years Ended
	December 31, 2012	December 31, 2011
Deferred tax asset
Net operating loss carryovers	$130,000	$118,000

Total deferred tax assets	130,000	118,000
Valuation Allowance	(130,000)	(118,000)
Deferred tax asset, net of allowance	$–	$–

As of December 31, 2012 and 2011, the Company had approximately $382,000 and $ 349,000 of Federal net operating loss carryovers (“NOLs”) which begin to expire in 2033. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against the entire deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

The Company files U.S. Federal and New York tax returns that are subject to audit by tax authorities beginning with the year ended December 31, 2011. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

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

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the financial statements were issued, and no additional items were noted that need to be disclosed.

F-2

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of December 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2012.

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

Changes in Internal Control over Financial Reporting. During the last quarter of the Company's year ended December 31, 2012, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Name	Age	Positions Held

John M. Sharpe, Jr.	60	CEO, CFO President, Treasurer and Secretary since 2000

John M. Sharpe has been the President, Treasurer and Secretary of the Company since 2000. In addition, Mr. Sharpe served as Chief Financial Officer of The Landtek Group, Inc. from 2000-2011. From 1997 through 2000, Mr. Sharpe was also a Director of Finance for the Company during the pendency of its reorganization pursuant to Chapter 11 of the Bankruptcy Code and the United States Bankruptcy Court for the Eastern District of New York. Prior to that, from 1994 to 1997, Mr. Sharpe was the Chief Financial Officer of Executive Plan Design, a privately held full service brokerage firm.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the year ended December 31, 2012, all reports required to be filed were filed on a timely basis.

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2012 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)

John M. Sharpe, Jr. 1895 Byrd Drive East Meadow, NY 11554	762,291	76.23%

Pryor & Mandelup LLP 675 Old Country Road Westbury, NY 11590	65,000	6.50%

Officers and directors as a group (one person)	762,291	76.23%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2012. All percentages for common stock are calculated based upon a total of 1,000,000 shares outstanding as of December 31, 2012, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2012.

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

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., P.A. for professional services rendered for the audit of our annual financial statements for year ended December 31, 2012 and review of our interim financial statements for the first, second and third quarters of 2013 is estimated at $4,500. Paritz & Co., P.A. billed $4,500 in fees for the audit of our annual financial statements for year ended December 31, 2011 and review of our interim financial statements for the first, second and third quarters of 2012.

AUDIT-RELATED FEES

During the last two years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the years ender December 31, 2012 or 2011.

ALL OTHER FEES

During the last two years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the year ended December 31, 2012, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Paritz & Co., P.A., Independent Registered Certified Public Accounting Firm, with respect to the Company’s financial statements for the periods ended December 31, 2012 and December 31, 2011

•	Balance Sheets as of December 31, 2012 and 2011 (audited)

•	Statements of Operations for the years ended December 31, 2012 and 2011 and the period from inception (August 9, 2000) to December 31, 2012 (audited)

•	Statements of Stockholders’ Deficit from inception (August 9, 2000) to December 31, 2012 (audited)

•	Statements of Cash Flows for the years ended December 31, 2012 and 2011 and the period from inception (August 9, 2000) to December 31, 2012 (audited)

•	Notes to Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document
101 SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101 LAB *	XBRL Extension Labels Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inner Systems, Inc.
(Registrant)

By	/s/ John M. Sharpe Jr.
John M. Sharpe, Jr.
President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date	June 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ John M. Sharpe Jr.
John M. Sharpe, Jr.
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Sole Director

Date	June 3, 2014

