Form 10-Q
period 2013-09-30
INNER SYSTEMS INC
filed 2014-06-05
CIK 1271551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2013

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

TABLE OF CONTENTS

_________________

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Inner Systems, Inc.

(A Development Stage Company)

Balance Sheets

(unaudited)

	September 30, 2013	December 31, 2012

ASSETS

Current assets
Cash	$403	$403

TOTAL CURRENT ASSETS AND TOTAL ASSETS	$403	$403

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	$28,726	$22,588
Accrued interest – related party	98,651	86,849
Notes payable – related party	262,994	262,994

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	390,371	372,431

Stockholders’ deficit
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Common stock, par value $0.001, 20,000,000 shares authorized, 1,000,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,000	1,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(399,968)	(382,028)

Total stockholders’ deficit	(389,968)	(372,028)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$403	$403

The accompanying notes are an integral part of these financial statements

INNER SYSTEMS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended September 30		Nine Months ended September 30,		Cumulative from August 9, 2000 (Inception) to September 30,
	2013	2012	2013	2012	2013
NET SALES	$-	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	450	3,324	6,138	14,914	291,317
INTEREST EXPENSE – RELATED PARTY	3,977	3,456	11,802	10,224	98,651
IMPAIRMENT OF REORGANIZATION VALUE	-	-	-	-	10,000

NET LOSS	$(4,427)	$(6,780)	$(17,940)	$(25,138)	$(399,968)

PER SHARE INFORMATION
Basic and diluted, net loss per share	$(.00)	$(.01)	$(.02)	$(.03)

Basic and diluted, weighted average shares outstanding	1,000,000	1, 000, 000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements

.

Inner Systems, Inc.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

	Nine Months ended September 30,		Cumulative from Inception (August 9, 2000) to September 30,
	2013	2012	2013

Cash flows relating to operating activities
Net loss	$(17,940)	$(25,138)	$(399,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of reorganization value	—	—	10,000
Change in operating liabilities:
Increase (decrease) in accrued expenses	17,940	(12,434)	127,377

Net cash used in operating activities	-	(37,572)	(262,591)

Cash flows relating to financing activities
Proceeds from notes payable – related party	-	37,572	262,994

Net cash provided by financing activities	-	37,572	262,994

Increase in cash	-	-	403
Cash, beginning of period	403	403	—

Cash, end of period	$403	$403	$403

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

INNER SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1-  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Inner Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2012. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of September 30, 2013 and the three and nine months ended September 30, 2013 and 2012 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, the accompanying financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full year ending December 31, 2013.

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

The Company is dependent on advances from investors and lenders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations. Through September 30, 2013, the Company has raised $262,994 from debt financing. During the quarter ended September 30, 2013, the Company received no additional advances. Additional funds will be necessary to continue operations. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that it will be successful in doing so.

NOTE 3 - GOING CONCERN

The accompanying financial statements contemplate continuation of the Company as a going concern. The Company is considered a development stage company, has not begun generating revenue, and has experienced recurring net operating losses. The Company had a net loss of $4,427 and $33,073 for the period ended September 30, 2013 and the year ended December 31, 2012, respectively, and a working capital deficiency of $389,968 at September 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

NOTE 5 - NOTES PAYABLE—RELATED PARTY

The Company has financed operations through loans from various investors. These loans are evidenced by Senior Convertible Promissory Notes (the “Notes”), which represent $262,994 in the aggregate as of March 31, 2014, and bear interest at the rate of 6% per annum. The Notes were due at the earlier of December 31, 2007, or a Change of Control Transaction (as defined below); however, the Notes were extended to the earlier of December 31, 2013 or a Change of Control Transaction. Additionally, the Notes are only convertible when the Company consummates a Change of Control Transaction. A Change in Control Transaction shall mean (i) a sale of all or substantially all of the Company’s assets, (ii) a transaction (or series of transactions, including merger, consolidation or other reorganization of the Company, or issuance of additional shares of capital stock of the Company other than in connection with capital raising transactions) which results in the holders of the Company’s capital stock prior to the transaction owning less than 50% of the voting power, on a fully diluted, as-converted basis for all outstanding classes thereof, of the Company’s capital stock after the transaction or (iii) a liquidation, dissolution or winding up of the Company. The Notes are convertible at approximately $.05 per share. The holders of the Notes were also granted Registration Rights with respect to the shares of common stock issuable upon conversion of the Notes, if they are converted. These rights are evidenced by a Registration Rights Agreement between the Company and the holders of the Notes; such registration rights do not become effective until a Change in Control Transaction occurs. At September 30, 2013, interest of $98,651 has accrued. In the quarter ended September 30, 2013, the Company received no additional advances.

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

Liquidity and Capital Resources

In the quarter ended September 30, 2013, we financed operations through the accrual of accounts payable. Historically, we have financed operations through the sale of Senior Convertible Promissory Notes (the “Notes”). For the quarter ended September 30, 2013, we received no additional funds from the sale of Notes. As of September 30, 2013, there was $262,994 of Notes outstanding. The Notes carry interest at 6% and are due at the earliest of December 31, 2013 or a change of control transaction.

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

Three Months Ended September 30, 2013 Compared to September 30, 2012

The following table summarizes the results of our operations during the three months ended September 30, 2013 and 2012, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

Line Item	9/30/2013 (unaudited)	9/30/2012 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	450	3,324	(2874)	(86.5)%
Interest expense	3,977	3,456	521	15.1%
Net loss	4,427	6,780	(2353)	(34.7)%
Loss per share of common stock	$(0.00)	$(0.01)	-	-

We recorded a net loss of $4,427 for the three months ended September 30, 2013 as compared with a net loss of $8,780 for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared to September 30, 2012

The following table summarizes the results of our operations during the nine months ended September 30, 2013 and 2012, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 9-month period to the prior 9-month period:

Line Item	9/30/2013 (unaudited)	9/30/2012 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	6,138	14,914	(8,776)	58.8%
Interest expense	11,802	10,224	1578	15.4%
Net loss	17,940	25,138	(7,198)	28.6%
Loss per share of common stock	$(0.02)	$(0.03)

We recorded a net loss of $17,940 for the nine months ended September 30, 2013 as compared with a net loss of $25,138 for the nine months ended September 30, 2012.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There are no pending or threatened legal proceedings against us or any of our officers, directors or control persons of which management is aware.

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

