Form 10-K
period 2013-12-31
INNER SYSTEMS INC
filed 2014-06-05
CIK 1271551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the year ended December 31, 2013

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
Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2013)—No sale or bid data was available as of that date.

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

As of December 31, 2013, the Company had no employees.

ITEM 1A.	RISK FACTORS

Not required as the Company is a “smaller reporting company”.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

As of December 31, 2013, the Company did not own or lease any properties.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2013, the Company was not a party to any pending or threatened legal proceedings.

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

Notes Payable

At December 31, 2013, the Company had Senior Convertible Promissory Notes (“Notes”) outstanding from investors in the aggregate amount of $262,994, which represents amounts loaned to the Company to pay the Company’s expenses of operation. We have financed our operations through loans from investors. The loans are evidenced by Notes in the aggregate amount of $262,994. The loans are convertible into shares of common stock at approximately $0.05 per share. These securities were offered and sold pursuant to the private offering exemption provided under Section 4(2) of the Securities Act.

Status of Outstanding Common Stock

As of December 31, 2013, we had a total of 1,000,000 shares of our common stock outstanding. Of these shares, 735,000 are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 1,000,000 shares of our common stock to approximately 113 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended
	12/31/13	12/31/12

Revenues	$—	$—
Net loss	$22,367	$33,073
Net loss per share	$0.02	$0.03
Weighted average no. shares	1,000,000	1,000,000
Stockholders’ deficit	$394,395	$372,028
Total assets	$403	$403
Total liabilities	$394,798	$372,431

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

LIQUIDITY AND CAPITAL RESOURCES

In the year ended December 31, 2013, we financed operations primarily through the sale of Notes and accrual of accounts and interest payable. As of December 31, 2013, there was $262,994 of Notes outstanding. The Notes carry interest at 6% and are due at the earliest of December 31, 2014 or a change of control transaction. There is no assurance that we will be able to continue generating funds from loans by investors. We are seeking to acquire business entities that will generate cash from operations.

For the year ending December 31, 2014, we anticipate incurring a loss as a result of continued expenses associated with compliance with the reporting requirements of the Exchange Act, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

PLAN OF OPERATIONS AND NEED FOR ADDITIONAL FINANCING

During the year ending December 31, 2014, we plan to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. We also plan to file all required periodic reports and to maintain our status as a fully-reporting company under the Exchange Act. In order to proceed with its plans for the next year, it is anticipated that we will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Exchange Act as well as any costs we may incur in seeking business opportunities.

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

Year Ended December 31, 2013 Compared to December 31, 2012

The following table summarizes the results of our operations during the years ended December 31, 2013 and 2012, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year to the year period:

Line Item	12/31/13 (audited)	12/31/12 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	6,588	18,938	(12,350)	65.2%
Net loss	22,367	33,073	(10,706)	32.4%
Loss per share of common stock	$(0.02)	$(0.03)	-	-

We recorded a net loss of $22,367 for the year ended December 31, 2013 as compared with a net loss of $33,073 for the year ended December 31, 2012. The decrease in net loss was primarily attributable to a decrease in general and administrative expenses, an increase in professional fees, and interest expense.

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

Set forth below are the audited financial statements for the Company as of and for the years ended December 31, 2013 and 2012 and the period from inception (August 9, 2000) through December 31, 2013, and the reports thereon of Paritz & Company P.A.

INNER SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Inner Systems, Inc.

We have audited the accompanying balance sheets of Inner Systems, Inc. (a development stage company) (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended and for the period August 9, 2000 (inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inner Systems, Inc. (a development stage company) as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and for the period August 9, 2000 (inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ PARITZ & CO, P.A.

Hackensack, NJ

June 3, 2014

Inner Systems, Inc.

(A Development Stage Company)

Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS

Current assets
Cash	$403	$403
Prepaid expense	-	-
Total current assets	403	403

TOTAL ASSETS	$403	$403

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	$29,176	$22,588
Accrued interest – realted party	102,628	86,849
Notes payable – realted party	262,994	262,994

Total liabilities	394,798	372,431

Stockholders’ deficit
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	—	—
Common stock, par value $0.001, 20,000,000 shares authorized, 1,000,000 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	1,000	1,000
Additional paid-in capital	9,000	9,000
Deficit accumulated during the development stage	(404,395)	(382,028)

Total stockholders’ deficit	(394,395)	(372,028)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$403	$403

The accompanying notes are an integral part of these financial statements

Inner Systems, Inc.

(A Development Stage Company)

Statements of Operations

			Cumulative from Inception (August 9, 2000) to December 31,
	2013	2012	2013

Revenue	$—	$—	$—

Expenses:
General and administrative	6,588	18,938	291,767

Total operating expenses	6,588	18,938	291,767

Other expenses
Interest expense – related party	15,779	14,135	102,628
Impairment of reorganization value	—	—	10,000

Net loss	$(22,367)	$(33,073)	$(404,395)

Net loss per common share	$(0.02)	$(0.03)

Weighted average number of common shares	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements

Inner Systems, Inc.

(A Development Stage Company)

Statement of Stockholders’ Deficit

	Pref. Shares	Pref. Amount	Common Shares	Comm. Shares Amount	Add. Paid-In Capital	Deficit Accum. During Develop. Stage	Total

Balance – August 9, 2000 (Date of Inception)	—	$—	1,000,000	$1,000	$9,000	$—	$10,000
Net loss	—	—	—	—	—	(10,000)	(10,000)

Balance at December 31, 2001	—	—	1,000,000	1,000	9,000	(10,000)	—
Net loss	—	—	—	—	—	—	—

Balance – December 31, 2002	—	—	1,000,000	1,000	9,000	(10,000)	—
Net loss	—	—	—	—	—	(27,588)	(27,588)

Balance – December 31, 2003	—	—	1,000,000	1,000	9,000	(37,588)	(27,588)
Net loss	—	—	—	—	—	(43,979)	(43,979)

Balance – December 31, 2004	—	—	1,000,000	1,000	9,000	(81,567)	(71,567)
Net loss	—	—	—	—	—	(39,458)	(39,458)

Balance – December 31, 2005	—	—	1,000,000	1,000	9,000	(121,025)	(111,025)
Net loss	—	—	—	—	—	(34,968)	(34,968)

Balance – December 31, 2006	—	—	1,000,000	1,000	9,000	(155,993)	(145,993)
Net loss	—	—	—	—	—	(51,971)	(51,971)

Balance – December 31, 2007	—	—	1,000,000	1,000	9,000	(207,964)	(197,964)
Net loss	—	—	—	—	—	(46,581)	(46,581)

Balance – December 21, 2008	—	—	1,000,000	1,000	9,000	(254,545)	(244,545)
Net loss	—	—	—	—	—	(30,510)	(30,510)

Balance- December 31, 2009	—	—	1,000,000	1,000	9,000	(285,055)	(275,055)
Net loss	—	—	—	—	—	(32,581)	(32,581)

Balance – December 31, 2010	—	—	1,000,000	1,000	9,000	(317,636)	(307,636)
Net loss	—	—	—	—	—	(31,319)	(31,319)

Balance – December 31, 2011	—	—	1,000,000	1,000	9,000	(348,955)	(338,955)
Net loss	—	—	—	—	—	(33,073)	(33,073)

Balance – December 31, 2012	—	—	1,000,000	1,000	9,000	(382,028)	(372,028)
Net loss	—	—	—	—	—	(22,367)	(22,367)

Balance – December 31, 2013	—	$—	1,000,000	$1,000	$9,000	$(404,395)	$(394,395)

The accompanying notes are an integral part of these financial statements

Inner Systems, Inc.

(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31,		Cumulative from Inception (August 9, 2000) to December 31,
	2013	2012	2013

Cash flows relating to operating activities
Net loss	$(22,367)	$(32,073)	$(404,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of reorganization value	—	—	10,000
Change in operating liabilities:
Increase in accrued expenses	22,367	(7,019)	131,804
Change in prepaid expenses	—	1,000	-

Net cash used in operating activities	—	(39,092)	(262,591)

Cash flows relating to financing activities
Proceeds from notes payable – related party	—	39,092	262,994

Net cash provided by financing activities	—	—	262,994

Increase in cash	—	—	403
Cash, beginning of year	403	403	—

Cash, end of year	$403	$403	$403

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$—	$—
Cash paid during the year for income taxes	$—	$—

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

The Company has not commenced principal operations as of December 31, 2013 and there is no assurance that the Company will have the ability to carry out its business plan without raising sufficient debt or equity financing. Through December 31, 2013, the Company has raised $262,994 from debt financing (Note 4). During 2013, the Company received no additional funding advances. Additional funds will be necessary to continue operations. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that they will be successful.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company is considered a development stage company, has not begun generating revenue, and has experienced recurring net operating losses. The Company had a net loss of $22,367 and $33,073 for the years ended December 31, 2013 and 2012, respectively, and a working capital deficiency of $394,395 and $372,028 at December 31, 2013 and 2012, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

B. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2013.

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

During the years ended December 31, 2013 and 2012, there were no stock options granted or outstanding.

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

INNER SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE—RELATED PARTY(CON’T)

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

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the years ended December 31, 2013 and 2012 to the Company’s effective tax rate is as follows:

	Years Ended
	December 31, 2013	December 31, 2012
Statutory federal income tax rate	34%	34%
State income tax, net of federal benefits	-9%	-9%
Permanent differences	0%	0%
Valuation Allowance	-43%	-43%
Income tax provision (benefit)	0%	0%

The benefit for income tax is summarized as follows:

	Years Ended
	December 31, 2012	December 31, 2011
Federal
Current	$–	$–
Deferred	(11,220)	(11,200)
State
Current	(3,000)	(3,000)
Deferred	–	–
Change in valuation allowance	14,220	14,200
Income tax provision (benefit)	$–	$–

INNER SYSTEMS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES (CON’T)

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2013 and 2012 are as follows:

	Years Ended
	December 31, 2013	December 31, 2012
Deferred tax asset
Net operating loss carryovers	$137,000	$130,000

Total deferred tax assets	137,000	130,000
Valuation Allowance	(137,000)	(130,000)
Deferred tax asset, net of allowance	$–	$–

As of December 31, 2013 and 2012, the Company had approximately $404,000 and $ 382,000 of Federal net operating loss carryovers (“NOLs”) which begin to expire in 2033. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

The Company files U.S. Federal and Florida tax returns that are subject to audit by tax authorities beginning with the year ended December 31, 2011. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

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

As of December 31, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2013.

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

Changes in Internal Control over Financial Reporting. During the last quarter of the Company's year ended December 31, 2013, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Name	Age	Positions Held

John M. Sharpe, Jr.	61	CEO, CFO President, Treasurer and Secretary since 2000

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the year ended December 31, 2013, all required reports were filed on a timely basis.

Code of Ethics

Our board of directors has adopted a code of ethics to which our officers, directors and any person who may perform similar functions are subject. Currently Mr. Sharpe is our only officer and our sole director, therefore, he is the only person subject to the Code of Ethics. If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Mr. Sharpe serves as the sole director and sole officer, he is responsible for reviewing his own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics.

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2013 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)

John M. Sharpe, Jr. 1895 Byrd Drive East Meadow, NY 11554	762,291	76.23%

Pryor & Mandelup LLP 675 Old Country Road Westbury, NY 11590	65,000	6.50%

Officers and directors as a group (one person)	762,291	76.23%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2013. All percentages for common stock are calculated based upon a total of 1,000,000 shares outstanding as of December 31, 2013, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2013.

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

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., P.A. for professional services rendered for the audit of our annual financial statements for year ended December 31, 2013 and review of our interim financial statements for the first, second and third quarters of 2013 is estimated at $4,500. Paritz & Co., P.A. billed $4,500 in fees for the audit of our annual financial statements for year ended December 31, 2012 and review of our interim financial statements for the first, second and third quarters of 2013.

AUDIT-RELATED FEES

During the last two years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the years ender December 31, 2013 or 2012.

ALL OTHER FEES

During the last two years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the year ended December 31, 2013, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Paritz & Co., P.A., Independent Registered Certified Public Accounting Firm, with respect to the Company’s financial statements for the periods ended December 31, 2013 and December 31, 2012

•	Balance Sheets as of December 31, 2013 and 2012 (audited)

•	Statements of Operations for the years ended December 31, 2013 and 2012 and the period from inception (August 9, 2000) to December 31, 2013 (audited)

•	Statements of Stockholders’ Deficit from inception (August 9, 2000) to December 31, 2013 (audited)

•	Statements of Cash Flows for the years ended December 31, 2013 and 2012 and the period from inception (August 9, 2000) to December 31, 2013 (audited)

•	Notes to Financial Statements

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

