Form 10-Q
period 2014-09-30
INNER SYSTEMS INC
filed 2014-11-19
CIK 1271551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2014

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

Common Stock $.001 par value

There were 1,000,000 shares of common stock outstanding as of November 6, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Inner Systems, Inc.

Balance Sheets

(unaudited)

	September 30, 2014	December 31, 2013

ASSETS

Current assets
Cash	$93	$403

Total current assets	93	403

TOTAL ASSETS	$93	$403

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	$30,885	$29,176
Accrued interest – related party	114,716	102,628
Notes payable – related party	288,419	262,994

Total liabilities	434,020	394,798

Stockholders’ deficit
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Common stock, par value $0.001, 20,000,000 shares authorized, 1,000,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,000	1,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(443,927)	(404,395)

Total stockholders’ deficit	(433,927)	(394,395)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$93	$403

The accompanying notes are an integral part of these financial statements

INNER SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013

NET SALES	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	4,065	450	27,135	6,138

INTEREST EXPENSE – RELATED PARTY	4,263	3,977	12,088	11,802

TOTAL EXPENSES	(8,328)	$(4,427)	$(39,222)	$(17,940)

LOSS BEFORE INCOME TAX EXPENSE	(8,328)	(4,427)	(39,222)	(17,940)

INCOME TAX EXPENSE	0	0	(310)	0

NET LOSS	(8,328)	(4,427)	(39,532)	(17,940)

PER SHARE INFORMATION
Basic and diluted, net loss per share	$(.01)	$(.00)	$(.04)	$(.02)

Basic and diluted, weighted average shares outstanding	1,000,000	1, 000, 000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements

Inner Systems, Inc.

Statements of Cash Flows

(unaudited)

	Nine Months ended September 30,
	2014	2013

Cash flows relating to operating activities
Net loss	$(39,532)	$(17,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of reorganization value	—	—
Change in operating liabilities:
Increase in accrued interest and expenses	13,797	17,940

Net cash used in operating activities	(25,735)	-

Cash flows relating to financing activities
Proceeds from notes payable – related party	25,425	-

Net cash provided by financing activities	25,425	-

Increase (Decrease) in cash	(310)	403
Cash, beginning of period	403	-

Cash, end of period	$93	$403

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$310	$—

The accompanying notes are an integral part of these financial statements

INNER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1-  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Inner Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of September 30, 2014 and the three and nine months ended September 30, 2014 and 2013 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, the accompanying financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full year ending December 31, 2014.

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

The Company is dependent on advances from investors and lenders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations. Through September 30, 2014, the Company has raised $288,419 from debt financing (Note 5). During the quarter ended September 30 2014, the Company received additional advances of 6,568. Additional funds will be necessary to continue operations. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that it will be successful in doing so.

NOTE 3 - GOING CONCERN

The accompanying financial statements contemplate continuation of the Company as a going concern. The Company is considered a development stage company, has not begun generating revenue, and has experienced recurring net operating losses. The Company had a net loss of $8,328 and $22,367 for the period ended September 30, 2014 and the year ended December 31, 2013, respectively, and a working capital deficiency of $433,927 at September 30, 2014. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Recently adopted and pending accounting pronouncements

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer in a development stage that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.  Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.  The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.  The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively.  For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company adopted ASU No. 2014-10 effective July 31, 2014.

INNER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE—RELATED PARTY

The Company has financed operations through loans from various investors. These loans are evidenced by Senior Convertible Promissory Notes (the “Notes”), which represent $288,419 in the aggregate as of September 30, 2014, and bear interest at the rate of 6% per annum. The Notes were due at the earlier of December 31, 2007, or a Change of Control Transaction (as defined below); however, the Notes were extended to the earlier of December 31, 2014 or a Change of Control Transaction. Additionally, the Notes are only convertible when the Company consummates a Change of Control Transaction. A Change in Control Transaction shall mean (i) a sale of all or substantially all of the Company’s assets, (ii) a transaction (or series of transactions, including merger, consolidation or other reorganization of the Company, or issuance of additional shares of capital stock of the Company other than in connection with capital raising transactions) which results in the holders of the Company’s capital stock prior to the transaction owning less than 50% of the voting power, on a fully diluted, as-converted basis for all outstanding classes thereof, of the Company’s capital stock after the transaction or (iii) a liquidation, dissolution or winding up of the Company. The Notes are convertible at approximately $.05 per share. The holders of the Notes were also granted Registration Rights with respect to the shares of common stock issuable upon conversion of the Notes, if they are converted. These rights are evidenced by a Registration Rights Agreement between the Company and the holders of the Notes; such registration rights do not become effective until a Change in Control Transaction occurs. At September 30, 2014, interest of $114,716 has accrued. In the quarter ended September 30, 2014, the Company received $6,568 of additional advances.

NOTE 6 - RELATED PARTY TRANSACTION

Through an oral agreement with the Company’s President, the Company is provided office space, phone usage, equipment rental and other office services. The Company has not been charged for these services as usage has been minimal. See also Note 5—Notes Payable—Related Party.

NOTE 7.  SUBSEQUENT EVENTS

Management evaluated all activity of the Company through November 10, 2014, the date the Financial Statements were issued, and noted no subsequent events that would have a material impact on the financial statements as of September 30, 2014.

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

Liquidity and Capital Resources

In the quarter ended September 30, 2014, we financed operations through the accrual of accounts payable and advances from related parties. Historically, we have financed operations through the sale of Senior Convertible Promissory Notes (the “Notes”). For the quarter ended September 30, 2014, we received $6,568 additional funds from the sale of Notes. As of September 30, 2014, there was $288,419 of Notes outstanding. The Notes carry interest at 6% and are due at the earliest of December 31, 2014 or a change of control transaction.

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

Three Months Ended September 30, 2014 Compared to September 30, 2013

The following table summarizes the results of our operations during the three months ended September 30, 2014 and 2013, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

Line Item	9/30/14 (unaudited)	9/30/2013 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	4,065	450	3,615	803.3%
Net loss	(8,328)	(4,427)	3,900	88.1%
Loss per share of common stock	$(0.01)	$(0.00)	$0.01	infinite

We recorded a net loss of $8,327 for the three months ended September 30, 2014 as compared with a net loss of $4,427 for the three months ended September 30, 2013. The increase in net loss was primarily attributable to general and administrative expenses which were deferred to the current period from prior periods.

Nine Months Ended September 30, 2014 Compared to September 30, 2013

The following table summarizes the results of our operations during the three months ended September 30, 2014 and 2013, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 6-month period to the prior 6-month period:

Line Item	9/30/14 (unaudited)	9/30/2013 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	27,135	6,138	20,997	342%
Net loss	(39,532)	(17,940)	21,592	120%
Loss per share of common stock	$(0.04)	$(0.02)	$0.02	100%

We recorded a net loss of $39,532 for the nine months ended September 30, 2014 as compared with a net loss of $17,940 for the nine months ended September 30, 2013. The increase in net loss was primarily attributable to general and administrative expenses which were deferred to the current period from prior periods.

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

Critical Accounting Policies

Recently adopted and pending accounting pronouncements

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer in a development stage that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.  Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.  The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.  The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively.  For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company adopted ASU No. 2014-10 effective July 31, 2014.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101 SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB *	XBRL Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

*	To be filed by Amendment

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

INNER SYSTEMS, INC.

Date: November 14, 2014	By:	/s/ John M. Sharpe, Jr.
John M. Sharpe, Jr.
President

