Form 10-Q/A
period 2014-09-30
INNER SYSTEMS INC
filed 2014-11-20
CIK 1271551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

First Amendment

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

Explanatory Note

The purpose of this Amendment No. 1 to Inner Systems, Inc.’s Quarterly Report on Form 10-Q for the three months ending September 30, 2014 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on November 19, 2014, is to (a) correct certain minor calculation errors in the originally filed Form 10-Q and (b) file Exhibits 101 to the Form 10-Q in accordance with Rule 201(c) and Rule 405 of Regulation S-T. Exhibits 101 provide the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). This Amendment No. 1 to the Form 10-Q also updates the Exhibit Index to reflect the furnishing of Exhibits 101.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Inner Systems, Inc.

Balance Sheets

(unaudited)

	September 30, 2014	December 31, 2013

ASSETS

Current assets
Cash	$93	$403

Total current assets	93	403

TOTAL ASSETS	$93	$403

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	$30,886	$29,176
Accrued interest – related party	114,716	102,628
Notes payable – related party	288,419	262,994

Total liabilities	434,021	394,798

Stockholders’ deficit
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Common stock, par value $0.001, 20,000,000 shares authorized, 1,000,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,000	1,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(443,928)	(404,395)

Total stockholders’ deficit	(433,928)	(394,395)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$93	$403

The accompanying notes are an integral part of these financial statements

INNER SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013

NET SALES	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	4,065	450	27,135	6,138

INTEREST EXPENSE – RELATED PARTY	4,263	3,977	12,088	11,802

TOTAL EXPENSES	(8,328)	$(4,427)	$(39,223)	$(17,940)

LOSS BEFORE INCOME TAX EXPENSE	(8,328)	(4,427)	(39,223)	(17,940)

INCOME TAX EXPENSE	0	0	(310)	0

NET LOSS	(8,328)	(4,427)	(39,533)	(17,940)

PER SHARE INFORMATION
Basic and diluted, net loss per share	$(.01)	$(.00)	$(.04)	$(.02)

Basic and diluted, weighted average shares outstanding	1,000,000	1, 000, 000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements

Inner Systems, Inc.

Statements of Cash Flows

(unaudited)

	Nine Months ended September 30,
	2014	2013

Cash flows relating to operating activities
Net loss	$(39,533)	$(17,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of reorganization value	—	—
Change in operating liabilities:
Increase in accrued interest and expenses	13,798	17,940

Net cash used in operating activities	(25,735)	-

Cash flows relating to financing activities
Proceeds from notes payable – related party	25,425	-

Net cash provided by financing activities	25,425	-

Increase (Decrease) in cash	(310)	403
Cash, beginning of period	403	-

Cash, end of period	$93	$403

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$310	$—

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

NOTE 3 - GOING CONCERN

The accompanying financial statements contemplate continuation of the Company as a going concern. The Company is considered a development stage company, has not begun generating revenue, and has experienced recurring net operating losses. The Company had a net loss of $39,533 and $22,367 for the nine months period ended September 30, 2014 and the year ended December 31, 2013, respectively, and a working capital deficiency of $433,928 at September 30, 2014. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

We recorded a net loss of $8,328 for the three months ended September 30, 2014 as compared with a net loss of $4,427 for the three months ended September 30, 2013. The increase in net loss was primarily attributable to general and administrative expenses which were deferred to the current period from prior periods.

Nine Months Ended September 30, 2014 Compared to September 30, 2013

The following table summarizes the results of our operations during the three months ended September 30, 2014 and 2013, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 6-month period to the prior 6-month period:

Line Item	9/30/14 (unaudited)	9/30/2013 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	27,135	6,138	20,997	342%
Net loss	(39,533)	(17,940)	21,593	120%
Loss per share of common stock	$(0.04)	$(0.02)	$0.02	100%

We recorded a net loss of $39,533 for the nine months ended September 30, 2014 as compared with a net loss of $17,940 for the nine months ended September 30, 2013. The increase in net loss was primarily attributable to general and administrative expenses which were deferred to the current period from prior periods.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 LAB	XBRL Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

INNER SYSTEMS, INC.

Date: November 20, 2014	By:	/s/ John M. Sharpe, Jr.
John M. Sharpe, Jr.
President

