Form 10-Q
period 2015-06-30
INNER SYSTEMS INC
filed 2015-08-21
CIK 1271551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2015

Commission File Number: 0-50490

INNER SYSTEMS, INC.

______________________________________________________

(Exact name of registrant as specified in its charter)

Nevada	11-3447096
(State of organization)	(I.R.S. Employer Identification No.)

21 Wilburs Path

Riverhead, NY 11901

________________________________________

(Address of principal executive offices)

(516) 794-2179

_______________________________________________

Registrant’s telephone number, including area code

n/a

______________________________________________

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

Common Stock $.001 par value

There were 1,000,000 shares of common stock outstanding as of August 13, 2015.

TABLE OF CONTENTS

_________________

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Inner Systems, Inc.

Balance Sheets

(unaudited)

	June 30, 2015	December 31, 2014

ASSETS

Current assets
Cash	$93	$93

Total current assets	93	93

TOTAL ASSETS	$93	$93

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	$24,555	$23,283
Accrued interest – related party	128,012	119,078
Notes payable – related party	304,076	296,419

Total liabilities	456,643	438,780

Stockholders’ deficit
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Common stock, par value $0.001, 20,000,000 shares authorized, 1,000,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,000	1,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(466,550)	(448,687)

Total stockholders’ deficit	(456,550)	(438,687)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$93	$93

The accompanying notes are an integral part of these financial statements

INNER SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
NET SALES	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	8,479	22,620	8,929	23,070
INTEREST EXPENSE – RELATED PARTY	4,549	3,934	8,934	7,825

TOTAL EXPENSES	(13,028)	$(26,554)	$(17,863)	$(30,895)

LOSS BEFORE INCOME TAX EXPENSE	(13,028)	(26,554)	(17,863)	(30,895)

INCOME TAX EXPENSE	0	0	0	310

NET LOSS	(13,028)	(26,554)	(17,863)	(31,205)

PER SHARE INFORMATION
Basic and diluted, net loss per share	$(.01)	$(.03)	$(.02)	$(.03)

Basic and diluted, weighted average shares outstanding	1,000,000	1, 000, 000	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements

Inner Systems, Inc.

Statements of Cash Flows

(unaudited)

	Six Months ended June 30,
	2015	2014

Cash flows relating to operating activities
Net loss	$(17,863)	$(31,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating liabilities:
Change in accrued interest and expenses	10,206	12,038

Net cash used in operating activities	(7,657)	(19,167)

Cash flows relating to financing activities
Proceeds from notes payable – related party	7,657	18,857

Net cash provided by financing activities	7,657	18,857

Increase (Decrease) in cash	--	(310)
Cash, beginning of period	93	403

Cash, end of period	$93	$93

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$—
Cash paid during the period for income taxes	$—	$310

The accompanying notes are an integral part of these financial statements

INNER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1-  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Inner Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of June 30, 2015 and the three and six months ended June 30, 2015 and 2014 are unaudited and should be read in conjunction with the audited financial statements and the notes there to included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, the accompanying financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full year ending December 31, 2015.

NOTE 2 - FORMATION, NATURE OF BUSINESS

Inner Systems, Inc. (the “Company”), was originally organized as a New York corporation in 1997. Effective June 1, 2015, the Company was converted to a Nevada corporation. The Company was in the business of providing concession services. On May 21, 1999, the Company filed a voluntary petition for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. The petition was filed in the United States Bankruptcy Court for the Eastern District of New York and its plan of reorganization was confirmed on August 9, 2000 (“Inception” date).

Pursuant to the plan of reorganization, the Company sold its operations to an unrelated third party. Effective August 9, 2000, the Company entered the development stage and is seeking to raise capital to fund possible acquisitions. The Company is actively searching for acquisition targets. As of March 15, 2010, the Company had not identified any such targets.

The Company is dependent on advances from investors and lenders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations. Through June 30, 2015, the Company has raised $304,076 from debt financing (Note 5). During the quarter ended June 30, 2015, the Company received no additional advances. Additional funds will be necessary to continue operations. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that it will be successful in doing so.

NOTE 3 - GOING CONCERN

The accompanying financial statements contemplate continuation of the Company as a going concern. The Company has not generated any revenue, has experienced recurring net operating losses and had a working capital deficiency of $456,550 at June 30, 2015. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

NOTE 5 - NOTES PAYABLE—RELATED PARTY

The Company has financed operations through loans from various investors. These loans are evidenced by Senior Convertible Promissory Notes (the “Notes”), which represent $304,076 in the aggregate as of June 30, 2015, and bear interest at the rate of 6% per annum. The Notes were due at the earlier of December 31, 2007, or a Change of Control Transaction (as defined below); however, the Notes were extended to the earlier of December 31, 2015 or a Change of Control Transaction. Additionally, the Notes are only convertible when the Company consummates a Change of Control Transaction. A Change in Control Transaction shall mean (i) a sale of all or substantially all of the Company’s assets, (ii) a transaction (or series of transactions, including merger, consolidation or other reorganization of the Company, or issuance of additional shares of capital stock of the Company other than in connection with capital raising transactions) which results in the holders of the Company’s capital stock prior to the transaction owning less than 50% of the voting power, on a fully diluted, as-converted basis for all outstanding classes thereof, of the Company’s capital stock after the transaction or (iii) a liquidation, dissolution or winding up of the Company. The Notes are convertible at approximately $.05 per share. The holders of the Notes were also granted Registration Rights with respect to the shares of common stock issuable upon conversion of the Notes, if they are converted. These rights are evidenced by a Registration Rights Agreement between the Company and the holders of the Notes; such registration rights do not become effective until a Change in Control Transaction occurs. At June 30, 2015, interest of $128,012 has accrued. In the quarter ended June 30, 2015, the Company received no additional advances.

INNER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

In the quarter ended June 30, 2015, we financed operations through the accrual of accounts payable and advances from related parties. Historically, we have financed operations through the sale of Senior Convertible Promissory Notes (the “Notes”). As of June 30, 2015, we have received $7,657 additional funds from the sale of Notes since December 31, 2014. As of June 30, 2015, there was $304,076 of Notes outstanding. The Notes carry interest at 6% and are due at the earliest of December 31, 2015 or a change of control transaction.

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

Three Months Ended June 30, 2015 Compared to June 30, 2014

The following table summarizes the results of our operations during the three months ended June 30, 2015 and 2014, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

Line Item	6/30/2015 (unaudited)	6/30/2014 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	8,479	22,620	(14,141)	(62.5)%
Net loss	(13,028)	(26,554)	(13,526)	(50.9)%
Loss per share of common stock	$(0.01)	$(0.03)	$(0.02)	(66.7)%

We recorded a net loss of $13,028 for the three months ended June 30, 2015 as compared with a net loss of $26,554 for the three months ended June 30, 2014. The decrease in net loss is primarily attributable to legal, accounting and printing expense incurred in filing multiple reports with the SEC in the period ended June 30, 2014.

Six Months Ended June 30, 2015 Compared to June 30, 2014

The following table summarizes the results of our operations during the six months ended June 30, 2015 and 2014, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 6-month period to the prior 6-month period:

Line Item	6/30/2015 (unaudited)	6/30/2014 (unaudited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	8,929	23,070	(14,142)	(61.3)%
Net loss	(17,863)	(31,205)	(13,342)	(42.8)%
Loss per share of common stock	$(0.02)	$(0.03)	$(0.01	(33.3)%

We recorded a net loss of $17,863 for the six months ended June 30, 2015 as compared with a net loss of $31,205 for the six months ended June 30, 2014. The decrease in net loss is primarily attributable to legal, accounting and printing expense incurred in filing multiple reports with the SEC in the period ended June 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

INNER SYSTEMS, INC.

Date: August 19, 2015	By:	/s/ John M. Sharpe, Jr.
John M. Sharpe, Jr.
President

