Form 10-K
period 2015-12-31
INNER SYSTEMS INC
filed 2016-04-14
CIK 1271551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the year ended December 31, 2015

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number: 0-50490

INNER SYSTEMS, INC.

(Exact name of small Business Issuer as specified in its charter)

Nevada	11-3447096
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

21 Wilburs Path
Riverhead, NY	11901
(Address of principal executive offices)	(Zip Code)

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
☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015)—No sale or bid data was available as of that date.

State the number of shares outstanding of the registrant's $.001 par value common stock as of the close of business on the latest practicable date (April 11, 2016):  1,000,000

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

Background

Inner Systems, Inc. (the “Company”) was incorporated under the laws of the State of New York on September 16, 1997. On August 7, 1998, Inner System Industries, Inc., a Texas corporation and the owner and operator of a food service and vending machine business, was merged with and into the Company. Thereafter, we owned and operated a food cafeteria, catering business and vending machine business from offices located in Commack, New York. Effective June 1, 2015, the Company was reincorporated in the State of Nevada and is now a Nevada corporation.

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

3. Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ or OTCQB, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 adopted by the Securities and Exchange Commission. See “Risk Factors—The Company Regulation of Penny Stocks.”;

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

In regard to the possibility that the shares of the Company would qualify for listing on the NASDAQ Global Market, the current standards include the requirements that the issuer of the securities satisfy, among other requirements, certain minimum levels of shareholder equity, market value or net income. Many of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ Global Market listing criteria.

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

As of December 31, 2015, the Company had no employees.

ITEM 1A.	RISK FACTORS

Not required as the Company is a “smaller reporting company”.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

As of December 31, 2015, the Company did not own or lease any properties.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2015, the Company was not a party to any pending or threatened legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

Our common stock previously traded on the OTC Bulletin Board under the trading symbol “ISYE.” Recently, OTC delisted the Company’s shares as it did not have at least one market maker. To date, there has been no trading market in the Company Shares and there is no guarantee that any efficient trading market in the Company Shares will ever develop in the future or if developed will be sustained. A shareholder in all likelihood, therefore, will not be able to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

Options and Warrants

None of the shares of our common stock are subject to outstanding options or warrants.

Notes Payable

At December 31, 2015, the Company had Senior Convertible Promissory Notes (“Notes”) outstanding from investors in the aggregate amount of $308,703, which represents amounts loaned to the Company to pay the Company’s expenses of operation..The loans are convertible into shares of common stock at approximately $0.05 per share. These securities were offered and sold pursuant to the private offering exemption provided under Section 4(2) of the Securities Act.

Status of Outstanding Common Stock

As of December 31, 2015, we had a total of 1,000,000 shares of our common stock outstanding. Of these shares, 735,000 are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

We have issued an aggregate of 1,000,000 shares of our common stock to approximately 122 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended
	12/31/15	12/31/14

Revenues	$—	$—
Net loss	$34,883	$44,292
Net loss per share	$0.03	$0.04
Weighted average no. shares	1,000,000	1,000,000
Stockholders’ deficit	$473,570	$438,687
Total assets	$93	$93
Total liabilities	$473,663	$438,780

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

LIQUIDITY AND CAPITAL RESOURCES

In the year ended December 31, 2015, we financed operations primarily through the sale of Notes and accrual of accounts and interest payable. As of December 31, 2015, there was $308,703 of Notes outstanding. The Notes carry interest at 6% and are due at the earliest on December 31, 2016 or a change of control transaction. There is no assurance that we will be able to continue generating funds from loans by investors. We are seeking to acquire business entities that will generate cash from operations.

For the year ending December 31, 2016, we anticipate incurring a loss as a result of continued expenses associated with compliance with the reporting requirements of the Exchange Act, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

PLAN OF OPERATIONS AND NEED FOR ADDITIONAL FINANCING

During the year ending December 31, 2016, we plan to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. We also plan to file all required periodic reports and to maintain our status as a fully-reporting company under the Exchange Act. In order to proceed with its plans for the next year, it is anticipated that we will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Exchange Act as well as any costs we may incur in seeking business opportunities.

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

Year Ended December 31, 2015 Compared to December 31, 2014

The following table summarizes the results of our operations during the years ended December 31, 2015 and 2014, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current year to the year period:

Line Item	12/31/15 (audited)	12/31/14 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	—	—	—	—
Operating expenses	16,681	31,667	(14,986)	(47.3)%
Net loss	34,883	44,292	(9,409)	(21.2)%
Loss per share of common stock	$(0.03)	$(0.04)	(0.01)	(25.0)%

We recorded a net loss of $34,883 for the year ended December 31, 2015 as compared with a net loss of $44,292 for the year ended December 31, 2014. The decrease in net loss was primarily attributable to a decrease in general and administrative expenses, an increase in professional fees, and interest expense.  The decrease in operating expenses and Net Loss were primarily attributable to operating expenses which were deferred from prior years to 2014 which did not recur in 2015.

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

Set forth below are the audited financial statements for the Company as of and for the years ended December 31, 2015 and 2014 and the reports thereon of Paritz & Company, P.A.

INNER SYSTEMS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Stockholders of Inner Systems, Inc.

We have audited the accompanying balance sheets of Inner Systems, Inc. (“the Company”) as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2015. Inner System’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inner Systems, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that Inner Systems, Inc. will continue as a going concern.. As discussed in Note 2 to the financial statements, the Company had no revenue generating activity, has incurred losses from inception of $483,570 and has a working capital deficiency of $473,570 as of December 31, 2015. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/Paritz & Company, P.A.

Hackensack, NJ

April 14, 2016

Inner Systems, Inc.

Balance Sheets

	December 31, 2015	December 31, 2014

ASSETS

Current assets
Cash	$93	$93

TOTAL CURRENT ASSETS AND ASSETS	$93	$93

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	$27,681	$23,283
Accrued interest – related party	137,279	119,078
Notes payable – related party	308,703	296,419

Total current liabilities and total liabilities	473,663	438,780

Stockholders’ deficit
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	—	—
Common stock, par value $0.001, 20,000,000 shares authorized, 1,000,000 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	1,000	1,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(483,570)	(448,687)

Total stockholders’ deficit	(473,570)	(438,687)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$93	$93

The accompanying notes are an integral part of these financial statements

Inner Systems, Inc.

Statements of Operations

	For the year ended December 31,
	2015	2014

Revenue	$—	$—

Expenses:
General and administrative	16,681	31,667

Total operating expenses	16,681	31,667

Other expenses (income)
Interest expense – related party	18,202	16,450
Settlement of accrued expenses		(3,825)

Total Other expenses (Income)	0	12,625

Loss before income tax expense	(34,883)	(44,292)

Income tax expense	0	0

Net loss	$(34,883)	$(44,292)

Net loss per common share (basic and diluted	$(0.03)	$(0.04)

Weighted average number of common shares	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements

Inner Systems, Inc.

Statement of Stockholders’ Deficit

	Pref. Shares	Pref. Amount	Common Shares	Comm. Shares Amount	Add. Paid-In Capital	Accum. Deficit	Total

Balance – December 31, 2012	—	—	1,000,000	1,000	9,000	(382,028)	(372,028)
Net loss	—	—	—	—	—	(22,367)	(22,367)

Balance – December 31, 2013	—	—	1,000,000	1,000	$9,000	(404,395)	(394,395)

Net loss	—	—	—	—	—	(44,292)	(44,292)

Balance – December 31, 2014	—	$—	1,000,000	$1,000	$9,000	$(448,687	$(438,687)

Net loss	—	—	—	—	—	(34,883)	(34,883

Balance – December 31, 2015	—	$—	1,000,000	$1,000	$9,000	$(483,570)	$(473,570)

The accompanying notes are an integral part of these financial statements

Inner Systems, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2015	2014

Cash flows from operating activities
Net loss	$(34,883)	$(44,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses	22,599	14,382
Settlement of accrued expenses	0	(3,825)

Net cash used in operating activities	(12,284)	(33,735)

Cash flows from financing activities
Proceeds from notes payable – related party	12,284	33,425

Net cash provided by financing activities	12,284	33,425

Decrease in cash	0	(310)
Cash, beginning of year	93	403

Cash, end of year	$93	$93

The accompanying notes are an integral part of these financial statements

INNER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Inner Systems, Inc. (the “Company”), a Delaware corporation, was organized in 1997. The Company is actively searching for acquisition targets and has not identified any targets as of the date of this report

Basis of presentation

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

NOTE 2 GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business The Company has no revenue generating activity, has incurred losses from inception of $483,570, and has a working capital deficiency of $473,570 at December 31, 2015, The Company intends to obtain either additional debt or equity financing however there can be no assurance that they will be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2015.

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

INNER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

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

During the years ended December 31, 2015 and 2014, there were no stock options granted or outstanding.

FAIR VALUE MEASUREMENTS

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”,which  defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, payables to related parties, and accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

INNER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

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

INNER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON’T)

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

NOTE 4 - NOTES PAYABLE—RELATED PARTY

The Company has financed operations through loans from various investors. These loans are evidenced by Senior Convertible Promissory Notes (the “Notes”), which represent $308,703 in the aggregate as of December 31, 2015, and bear interest at the rate of 6% per annum. The Notes were extended to the earlier of December 31, 2016 or a Change of Control Transaction. Additionally, the Notes are only convertible when the Company consummates a Change of Control Transaction. A Change in Control Transaction shall mean (i) a sale of all or substantially all of the Company’s assets, (ii) a transaction (or series of transactions, including merger, consolidation or other reorganization of the Company, or issuance of additional shares of capital stock of the Company other than in connection with capital raising transactions) which results in the holders of the Company’s capital stock prior to the transaction owning less than 50% of the voting power, on a fully diluted, as-converted basis for all outstanding classes thereof, of the Company’s capital stock after the transaction or (iii) a liquidation, dissolution or winding up of the Company. The Notes are convertible at approximately $.05 per share. The holders of the Notes were also granted Registration Rights with respect to the shares of common stock issuable upon conversion of the Notes, if they are converted. These rights are evidenced by a Registration Rights Agreement between the Company and the holders of the Notes; such registration rights do not become effective until a Change in Control Transaction occurs. In 2015, the Company received additional advances on account of the Notes of $12,284.

INNER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

Through an oral agreement with the Company’s President, the Company is provided office space, phone usage, equipment rental and other office services. The Company has not been charged for these services as usage has been minimal. See also Note 4—Notes Payable—Related Party

NOTE 6 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the years ended December 31, 2015 and 2014 to the Company’s effective tax rate is as follows:

	Years Ended
	December 31, 2015	December 31, 2014
Statutory federal income tax rate	34%	34%
State income tax, net of federal benefits	9%	9%
Valuation Allowance	(43)%	(43)%
Income tax provision (benefit)	0%	0%

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2015 and 2014 are as follows:

	Years Ended
	December 31, 2015	December 31, 2014
Deferred tax asset
Net operating loss carryovers	$164,475	$157,690

Total deferred tax assets	164,4775	157,690
Valuation Allowance	(164,475)	(157,690)
Deferred tax asset, net of allowance	$–	$–

As of December 31, 2015 and 2014, the Company had approximately $483,570 and $452,000 of Federal net operating loss carryovers (“NOLs”) which begin to expire in 2035. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

INNER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES (CON’T)

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

The Company files U.S. Federal and New York tax returns that are subject to audit by tax authorities beginning with the year ended December 31, 2013. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

NOTE 7 – SETTLEMENT OF ACCRUED EXPENSES

On December 31, 2014, the Company reached an agreement with a vendor to reduce its accounts payable to the vendor by $3,825. This settlement amount has been disclosed as a separate item on the Statement of Operations.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the financial statements were issued. There have been no events that would require adjustments to or disclosure in the financial statements.

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

As of December 31, 2015 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements for the year ended December 31, 2015.

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

Changes in Internal Control over Financial Reporting. During the last quarter of the Company's year ended December 31, 2015, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Name	Age	Positions Held

John M. Sharpe, Jr.	63	CEO, CFO President, Treasurer and Secretary since 2000

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company’s officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management’s review of these reports during the year ended December 31, 2015, all required reports were filed on a timely basis.

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2015 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group. Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)

John M. Sharpe, Jr. 21 Wilburs Path, Riverhead, NY 11901	762,292	76.23%

Pryor & Mandelup LLP 675 Old Country Road Westbury, NY 11590	65,000	6.50%

Officers and directors as a group (one person)	762,292	76.23%

(1)	For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2015. All percentages for common stock are calculated based upon a total of 1,000,000 shares outstanding as of December 31, 2015, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2015.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Not applicable.

Director Independence

Since August 9, 2000, John M. Sharpe, Jr. has been the sole director of the Company. Mr. Sharpe is not considered “independent” in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are currently traded on the OTC Pink Sheets. The OTC Pink Sheets does not require that a majority of the board be independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., P.A. for professional services rendered for the audit of our annual financial statements and reviews for year ended December 31, 2015 was $7,700. Paritz & Co., P.A. billed $6,040 in fees for the audit of our annual financial statements and reviews for year ended December 31, 2014.

AUDIT-RELATED FEES

During the last two years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the years ender December 31, 2015 or 2014.

ALL OTHER FEES

During the last two years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors’ responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the year ended December 31, 2015, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption “All Other Fees”, which are currently none, is compatible with maintaining the auditor’s independence.

The board approved all fees described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Paritz & Co., P.A., Independent Registered Certified Public Accounting Firm, with respect to the Company’s financial statements for the periods ended December 31, 2015 and December 31, 2014

•	Balance Sheets as of December 31, 2015 and 2014 (audited)

•	Statements of Operations for the years ended December 31, 2015 and 2014 (audited)

•	Statements of Stockholders’ Deficit from December 31, 2012 to December 31, 2015 (audited)

•	Statements of Cash Flows for the years ended December 31, 2015 and 2014 (audited)

•	Notes to Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inner Systems, Inc.
(Registrant)

By	/s/ John M. Sharpe Jr.
John M. Sharpe, Jr.
President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date	April 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By	/s/ John M. Sharpe Jr.
John M. Sharpe, Jr.
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Sole Director

Date	April 14, 2016

