Form 10-Q
period 2016-03-31
INNER SYSTEMS INC
filed 2016-05-13
CIK 1271551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2016

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $.001 par value

There were 1,000,000 shares of common stock outstanding as of May 10, 2016.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Inner Systems, Inc.

Balance Sheets

(unaudited)

	March 31, 2016	December 31, 2015

ASSETS

Current assets
Cash	$93	$93

Total current assets	93	93

TOTAL ASSETS	$93	$93

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accrued expenses	$30,417	$27,681
Accrued interest – related party	141,953	137,279
Notes payable – related party	312,453	308,703

Total liabilities	484,823	473,570

Stockholders’ deficit
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Common stock, par value $0.001, 20,000,000 shares authorized, 1,000,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,000	1,000
Additional paid-in capital	9,000	9,000
Accumulated deficit	(494,730)	(483,570)

Total stockholders’ deficit	(484,730)	(473,570)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$93	$93

The accompanying notes are an integral part of these financial statements

INNER SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months ended March 31,
	2016	2015
NET SALES	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	6,486	450
INTEREST EXPENSE – RELATED PARTY	4,674	4,385

TOTAL EXPENSES	(11,160)	$(4,835)

LOSS BEFORE INCOME TAX EXPENSE	(11,160)	(4,835)

INCOME TAX EXPENSE	0	0

NET LOSS	(11,160)	(4,835)

PER SHARE INFORMATION
Basic and diluted, net loss per share	$(.01)	$(.01)

Basic and diluted, weighted average shares outstanding	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements

Inner Systems, Inc.

Statements of Cash Flows

(unaudited)

	Three Months ended March 31,
	2016	2015

Cash flows relating to operating activities
Net loss	$(11,160)	$(4,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating liabilities:
Change in accrued interest and expenses	7,410	(2,822)

Net cash used in operating activities	(3,750)	(7,657)

Cash flows relating to financing activities
Proceeds from notes payable – related party	3,750	7,657

Net cash provided by financing activities	3,750	7,657

Change in cash	--	--
Cash, beginning of period	93	93

Cash, end of period	$93	$93

The accompanying notes are an integral part of these financial statements

INNER SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1-  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on substantially the same basis as the audited financial statements included in the Inner Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission (SEC) rules and regulations regarding interim financial statements. All amounts included herein related to the condensed financial statements as of March 31, 2016 and the three months ended March 31, 2016 and 2015 are unaudited and should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, the accompanying financial statements include all necessary adjustments for the fair presentation of the Company’s financial position, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the full year ending December 31, 2016.

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

The Company is dependent on advances from investors and lenders for continued funding. There are no commitments or guarantees from any third party to provide such funding nor is there any guarantee that the Company will be able to access the funding it requires to continue its operations. Through March 31, 2016, the Company has raised $312,453 from debt financing (Note 5). During the quarter ended March 31, 2016, the Company received additional advances of $3,750. Additional funds will be necessary to continue operations. Although the Company intends to obtain either additional debt or equity financing, there can be no assurance that it will be successful in doing so.

NOTE 3 - GOING CONCERN

The accompanying financial statements contemplate continuation of the Company as a going concern. The Company has not generated any revenue, has experienced recurring net operating losses and had a working capital deficiency of $484,730 at March 31, 2016. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

NOTE 5 - NOTES PAYABLE—RELATED PARTY

The Company has financed operations through loans from various investors. These loans are evidenced by Senior Convertible Promissory Notes (the “Notes”), which represent $312,453 in the aggregate as of March 31, 2016, and bear interest at the rate of 6% per annum. The Notes were due at the earlier of December 31, 2007, or a Change of Control Transaction (as defined below); however, the Notes were extended to the earlier of December 31, 2016 or a Change of Control Transaction. Additionally, the Notes are only convertible when the Company consummates a Change of Control Transaction. A Change in Control Transaction shall mean (i) a sale of all or substantially all of the Company’s assets, (ii) a transaction (or series of transactions, including merger, consolidation or other reorganization of the Company, or issuance of additional shares of capital stock of the Company other than in connection with capital raising transactions) which results in the holders of the Company’s capital stock prior to the transaction owning less than 50% of the voting power, on a fully diluted, as-converted basis for all outstanding classes thereof, of the Company’s capital stock after the transaction or (iii) a liquidation, dissolution or winding up of the Company. The Notes are convertible at approximately $.05 per share. The holders of the Notes were also granted Registration Rights with respect to the shares of common stock issuable upon conversion of the Notes, if they are converted. These rights are evidenced by a Registration Rights Agreement between the Company and the holders of the Notes; such registration rights do not become effective until a Change in Control Transaction occurs. At March 31, 2016, interest of $141,953 has accrued. In the quarter ended March 31, 2016, the Company received additional advances in the amount of $3,750.

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

Liquidity and Capital Resources

In the quarter ended March 31, 2016, we financed operations through the accrual of accounts payable and advances from related parties. Historically, we have financed operations through the sale of Senior Convertible Promissory Notes (the “Notes”). As of March 31, 2016, we have received $3,750 additional funds from the sale of Notes since December 31, 2015. As of March 31, 2016, there was $312,453 of Notes outstanding. The Notes carry interest at 6% and are due at the earliest of December 31, 2016 or a change of control transaction.

We currently rely on loan proceeds or proceeds from the sale of our securities to fund our operations. There is no assurance that we will be able to continue generating funds from loans by investors. We are seeking to acquire business entities that will generate cash from operations.

For the remainder of the year ending December 31, 2016, we anticipate incurring a loss as a result of continued expenses associated with compliance with the reporting requirements of the Exchange Act, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Plan of Operations and Need for Additional Financing

During the remainder of the year ending December 31, 2016, we plan to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. We also plan to file all required periodic reports and to maintain our status as a fully-reporting company under the Exchange Act. In order to proceed with its plans for the next year, it is anticipated that we will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Exchange Act as well as any costs we may incur in seeking business opportunities.

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

Three Months Ended March 31, 2016 Compared to March 31, 2015

The following table summarizes the results of our operations during the three months ended March 31, 2016 and 2015, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 3-month period to the prior 3-month period:

Line Item	3/31/2016 (unaudited)	3/31/2015 (unaudited)	Increase	Percentage Increase

Revenues	—	—	—	—
Operating expenses	6,486	450	6,036	1,341%
Net loss	(11,160)	(4,385)	6,775	154.5%
Loss per share of common stock	$(0.01)	$(0.01)	$—	—

We recorded a net loss of $11,160 for the three months ended March 31, 2016 as compared with a net loss of $4,385 for the three months ended March 31, 2015. The increase in operating expenses and net loss is attributable to the timing of incurrence of certain expenses in the period ended March 31, 2015 as compared to the period ended March 31, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are not designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

INNER SYSTEMS, INC.

Date: May 10, 2016	By:	/s/ John M. Sharpe, Jr.
John M. Sharpe, Jr.
President